Form 10-Q
period 1997-03-31
BANKERS NOTE INC
filed 1997-05-15
CIK 354611

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q



 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period ended March 31, 1997

     TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from         to

Commission File No. 1-12942

VSI HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Georgia						22-2135522
(State or other jurisdiction of  		(I.R.S. Employer
	incorporation or organization)		identification No.)

	4900 Highlands Parkway
	Smyrna, Georgia					30082
	(Address of principal executive		(Zip Code)
      offices)

Registrant's telephone number,
          including area code: (770)432-0636

	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No

	Indicate by check mark whether the Registrant has filed
all documents and reports required to be filed by Sections
12, 13, or 14(d) of the Securities Exchange Act of 1934
subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X     No        N/A     .

	There were 13,189,209 shares of Common Stock, par value
$.01 per share, outstanding at March 31, 1997. The Company held 1,091,122 of these shares as treasury stock.



Part I - Financial Statements



VSI HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


						  March 31,	  March 31,	September 30,
		ASSETS			    1997   	    1996            1996
							 (Unaudited)	 (Unaudited)

CURRENT ASSETS:
 Cash and cash equivalents		 $  325,000	 $   18,000	 $  243,000

 Accounts and notes receivable
  net of allowance of $0 in 1996	    986,000	    139,000         69,000
 Inventories					  2,147,000	  5,158,000	  3,352,000
 Notes Receivable				    145,000	          0	          0

 Prepaid expenses and other		    114,000	     81,000	     59,000

	TOTAL CURRENT ASSETS		  3,717,000	  5,396,000	  3,723,000

OTHER ASSETS					     87,000	    141,000	     61,000

PROPERTY AND EQUIPMENT:
 Land						    103,000	    103,000	    103,000
 Building						    820,000	    820,000	    820,000
 Furniture, fixtures and equipment	  3,920,000	  3,451,000	  3,107,000
 Leasehold improvements			  1,881,000	  2,271,000	  2,038,000

							  6,724,000	  6,645,000	  6,068,000

Less accumulated depreciation and
 amortization					 (4,418,000)	 (4,173,000)
(3,871,000)

	TOTAL PROPERTY AND EQUIPMENT	  2,306,000	  2,472,000	  2,197,000

	                            	 $6,110,000	 $8,009,000	 $5,981,000





See notes to consolidated financial statements.



-2-
VSI HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


	LIABILITIES AND			March 31, 	 March 31, September 30,
  STOCKHOLDERS' EQUITY			    1997  	    1996   	   1996

							(Unaudited)	 (Unaudited)

CURRENT LIABILITIES:
 Note payable					 $1,383,000	 $  872,000	 $1,153,000
 Accounts payable				    622,000	  2,085,000	  2,101,000
 Accrued expenses				    456,000	    503,000	    952,000
 Customer credits 				    443,000	     65,000	     88,000
 Current portion of long-term debt	     65,000	     65,000	     65,000

	TOTAL CURRENT LIABILITIES	  2,969,000	  3,590,000	  4,359,000

BOND PAYABLE					    237,000	    301,000	    269,000

NOTE PAYABLE - Long term			  1,152,000	  1,152,000	  1,152,000


STOCKHOLDERS' EQUITY:
 Preferred stock - par value $1.00
 per share; 2,000,000 shares
 authorized; no shares issued
 Common stock - par value $.01
 per share; 60,000,000 shares
 authorized 13,189,209 shares
 issued and outstanding			    132,000	     55,000	     55,000
 Additional paid-in capital		  6,328,000	  4,861,000	  4,861,000
 Retained earnings (deficit)		 (3,280,000)	   (522,000)
(3,287,000)

                        			  3,180,000	  4,394,000	  1,629,000

Less treasury stock, at cost,
 1,091,122 shares				 (1,428,000)	 (1,428,000)
(1,428,000)

	TOTAL STOCKHOLDERS' EQUITY	  1,752,000	  2,966,000	    201,000

	                        		 $6,110,000	 $8,009,000	 $5,981,000

See notes to consolidated financial statements.

VSI HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

								   Thirteen Weeks Ended
								 March 31,	  March 31,
								   1997   	    1996
								(Unaudited)	 (Unaudited)

NET SALES							$5,314,000	 $4,859,000

COST OF GOODS SOLD, including
 occupancy and buying costs			(3,708,000)	 (3,659,000)

  Gross profit						 1,606,000	  1,200,000

OPERATING EXPENSES:
 Selling, general, and
  administrative expenses			 1,296,000	  1,835,000

Depreciation and amortization			   113,000	    110,000
Store closing expense				   355,000	      4,000

  Total operating expenses			 1,764,000	  1,949,000

OPERATING INCOME (LOSS)				  (158,000)	   (749,000)

OTHER (INCOME) AND EXPENSES:
 Interest and other income			   (20,000)	    (13,000)
 Interest expense					    64,000	     50,000

  Other income and expenses - net		    44,000	     37,000

EARNINGS BEFORE INCOME TAXES			  (202,000)	   (786,000)

INCOME TAX EXPENSE					         0	          0

NET EARNINGS						  (202,000)	   (786,000)

NET EARNINGS PER SHARE:
 Primary							    ($0.02)	     ($0.18)

 Fully diluted						    ($0.02)	     ($0.18)

Weighted Average Number of
Shares Outstanding					10,414,847	  4,407,310


See notes to consolidated financial statements.

VSI HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS


						   Twenty Six Weeks Ended		 Year Ended
						     March 31, 	 March 31,   September 30,
						      1997   	       1996   	       1996
							 (Unaudited)	(Unaudited)

NET SALES						 $11,316,000	$11,910,000	$22,086,000

COST OF GOODS SOLD, including
 occupancy and buying costs		   8,084,000	  8,639,000	 17,018,000

  Gross profit					   3,232,000	  3,271,000	  5,068,000

OPERATING EXPENSES:
 Selling, general, and
  administrative expenses		   2,562,000	  3,766,000	  7,267,000

 Depreciation and amortization	     216,000	    200,000	    422,000
 Store closing costs			     355,000	      4,000	    754,000

  Total operating expenses		   3,133,000	  3,970,000	  8,443,000

OPERATING INCOME (LOSS)			      99,000	   (699,000)	(3,375,000)

OTHER (INCOME) AND EXPENSES:
 Interest and other income		     (35,000)	    (27,000)	   (46,000)
 Interest expense				     126,000	     98,000	    207,000

  Other income and expenses - net	      91,000	     71,000	    161,000


EARNINGS BEFORE INCOME TAXES		       8,000	   (770,000)	(3,536,000)

INCOME TAX EXPENSE				           0	          0	          0

NET EARNINGS					       8,000	   (770,000)	(3,536,000)

EARNINGS PER SHARE:
 Primary						       $0.00	     ($0.17)	    ($0.80)

 Fully diluted					       $0.00	     ($0.17)	    ($0.80)

Weighted Average Number of
Shares Outstanding				   7,411,079	  4,407,310	  4,407,310

See notes to consolidated financial statements.

VSI HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

									   Twenty Six Weeks Ended
									 March 31,	  March 31,
									   1997    	    1996
									 (Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings							$    8,000 	 ($770,000)
 Adjustments to reconcile net earnings
 to net cash provided by (used in)
 continuing operations:
   Depreciation and amortization			   216,000	   200,000
 Changes in Assets and Liabilities:
   Decrease (increase) in assets:
    Trade accounts receivable				  (917,000)	    36,000
    Inventories						 1,205,000	   518,000
    Prepaid expenses and other			   (55,000)	   135,000
    Notes Receivable					  (145,000)	         0
   Other assets						  ( 26,000)	   (56,000)
 Increase (decrease) in liabilities:
    Accounts payable					(1,479,000)	  (386,000)
    Accrued expenses					  (497,000)	    11,000
    Customer credits					   355,000 	     4,000
    Current portion of long-term debt		         0	    42,000

 Net cash provided by operating activities  ($1,335,000)	 ($266,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment - net	  $325,000	 ($303,000)

  Net cash used in investing activities		  $325,000	 ($303,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Additional paid in capital				 1,467,000	         0
 Common Stock							    77,000	         0
 Proceeds (Payments) on long-term debt		         0 	   (35,000)
  Draws (Payments) on line of credit		   230,000	   614,000
 Principal payments of bond payable		   (32,000)	   (18,000)

 Net cash provided by financing activities	$1,742,000	  $561,000

NET INCREASE (DECREASE) IN CASH			  $ 82,000	   ($8,000)

CASH AND SHORT-TERM INVESTMENTS AT
 BEGINNING OF YEAR						  $243,000	   $26,000

CASH AND SHORT-TERM INVESTMENTS AT
 END OF QUARTER						  $325,000	   $18,000

See notes to consolidated financial statements.
-6-



VSI Holdings, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements



1.	The consolidated financial statements included herein have
been prepared by the Company without audit pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the consolidated financial statements included all adjustments necessary for a fair presentation of the results for interim period.

2.	The interim financial information presented herein should be read in conjunction with financial statements included in the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996. The interim results for the six months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended
September 30, 1997.

3.	Earnings per share amounts are based on the weighted average number of shares outstanding during each period presented, including outstanding stock options as common stock equivalents if dilutive.

4.	Certain reclassifications have been made to the March 31,
1997 financial statements to conform with the classifications used at September 30, 1996.

5.	These interim financial statements include the operating
results of Advanced Animations, Inc., a wholly-owned subsidiary, for the two months of February 1, 1997 through March 31, 1997.









-7-


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


FINANCIAL SUMMARY

Summary financial information expressed as a percentage of net sales is as follows:


					     Second Quarter Ended        Six Months Ended
					    March 31,    March 31,    March 31,     March 31,
					       1997         1996         1997          1996

Net Sales					$5,314,000  $4,859,000  $11,316,000   $11,910,000
Gross Profit                     30.2%        24.7%         28.6%         27.5%
Selling, general, and
 administrative expenses         24.4%        37.8%         22.6%         31.6%
Depreciation and
 amortization                     2.1%         2.3%          1.9%          1.7%
Store Closing expense             6.7%          .1%          3.1%            0%
Interest and other (income        -.4%         -.3%          -.3%          -.2%
Interest expense                  1.2%         1.0%          1.1%           .8%
Earnings (Loss) before
 income taxes                    -3.8%       -16.2%          0.0%         -6.5%
Income tax expense			    0.0%        0.0%           0.0%          0.0%
Net earnings (Loss)              -3.8%       -16.2%          0.0%         -6.5%



Summary of Earnings per Share information is as follows:


Net Earnings per share:
 Primary                      ($0.02)     ($0.18)        $0.00          ($0.17)

Fully diluted                 ($0.02)     ($0.18)        $0.00          ($0.17)

Weighted Average Number of
Shares Outstanding         10,414,847   4,407,310     7,411,079       4,407,310










-8-


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)


VSI HOLDINGS, INC. ("COMPANY")

At the Shareholders' Meeting held April 21, 1997, approximately
82% of shares were voted to approve all ballot items as follows:

1.	Election of six Directors.

2.	Ratification of the Company's 1997 Incentive Stock Option
Plan.

3.	Ratification of the Company's 1997 Non-Qualified Stock
Option Plan.

4.	Authorize an increase in the authorized number of shares of
the Company's $.01 par value common stock from 20,000,000 to 60,000,000.

5.	Authorize management to effect a reverse split on the
Company's $.01 par value common stock and a converse increase in its par value.

6.	Authorize the re-incorporation of the Company from Texas to
Georgia.

7.	Authorize the change of the Company's name to VSI Holdings,
Inc., and

8.	Authorize the removal of certain archaic articles from the
Company's Articles of Incorporation.

At the Company's Shareholders' Meeting and subsequent Meeting of the Board of Directors, the following actions were taken:

New VSI Holdings, Inc. stock certificates and the new ticker symbol VIS.EC were made effective April 23, 1997. Stock certificates of The Banker's Note were not recalled.

The wholly-owned subsidiary, JD Dash, Inc., was established to perform back-office functions for another apparel retailer to reduce the Company's overhead expenses.




-9-
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)


Officers were elected effective April 22, 1997 for VSI Holdings,
Inc. (formerly The Banker's Note, Inc.) and its wholly-owned subsidiaries as follows:

VSI Holdings, Inc.

	Steve Toth, Jr. - President
	Martin S. Suchik - Executive Vice President
	Harold D. Cannon - Secretary
	Thomas W. Marquis - Treasurer


	Wholly-Owned Subsidiaries:

	Advanced Animations, Inc.

	Steve Toth, Jr. - President
	Thomas W. Marquis - Vice President, Secretary, and Treasurer

	BKNT Retail Stores, Inc.(RSI)d/b/a/ Dress Code and BKNT Inc.

	Martin S. Suchik - President
	Harold D. Cannon - Vice President, Secretary, and Treasurer

	JD Dash, Inc.

	Harold D. Cannon - President, Secretary, and Treasurer
	Martin S. Suchik - Vice President


BUSINESS COMBINATION:

The Company acquired the outstanding shares of Advanced
Animations ("AAI") in exchange for 7,563,077 shares of the Company's $.01 common stock on February 1, 1997. The Company has a total of 12,096,087 shares outstanding. The former owner of AA, Visual Services, Inc., a marketing-services company controlled by a related party and its affiliates, will become the largest shareholder of the Company with 6,652,483 shares.





-10-
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)


VSI HOLDINGS, INC. - OPERATING RESULTS:

References to proforma results are stated to include the combined results for prior year of Advanced Animations, Inc. as if the transaction had taken place in the prior year.


NET SALES:

For the Quarter ended March 31, 1997, sales were $5,314,000 compared to $4,859,000, an increase of 9.4%. Net sales for Advanced Animations, Inc. ("AAI") are included from February 1 to
March 31, 1997. On a proforma comparison basis, net sales increased $113,000 or 2.1%.

For the six months, sales declined to $11,316,000 from $11,910,000 or (5%) and on a proforma basis from $12,252,000 or a decrease of (7.6%).

The decrease in revenues is attributed to the reduction from 43 stores in operation to 23 in the Dress Code retail operations.

GROSS PROFIT:

Gross profit increased to $1,606,000 from $1,200,000 for the 2nd
Quarter. Gross margins were 30.2 % for the Quarter compared to 24.7%.

For the six months, gross profits were $3,232,000 compared with $3,271,000. Gross margins were 28.6% compared to 27.5%.

The improvement was the result of an increase in AAI's completion of outstanding orders during the period.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A)

For the Quarter ended March 31, 1997, SG&A expenses declined
29.4% to $1,296,000 from $1,835,000.  For the six months, the decline was 32.0% to $2,562,000 from $3,766,000.

The decline resulted from the reduced number of Dress Code retail stores in operation compared to the prior year and successful efforts to reduce operating costs in the retail group.

-11-
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)


STORE CLOSING EXPENSE:

Store closing expenses related to the retail operation of $355,000 were charged to the Quarter ended March 31, 1997. The Company does not anticipate any additional closings this year other than those that may result during the normal course of lease renewals.


OTHER INCOME AND EXPENSE:

For the 2nd Quarter, interest expense increased to $64,000 from $50,000 and to $126,000 from $98,000 for the six months.


NET EARNINGS (LOSS):

The net loss for the Quarter was ($202,000) and net earnings were $8,000 for the six months compared with a loss of ($786,000) for last year's quarter and a loss of ($770,000) for the six months.

Without store closing expenses, the Company would have earned
$153,000 for the Quarter and $363,000 for the six months.

On a proforma basis, the ($202,000) loss compared to a ($930,000) loss for the Quarter and $8,000 in earnings compared to a loss of ($920,000) last year. Management believes that substantial improvements in revenues and earnings will result in earnings for the year in excess of $1,000,000.

LIQUIDITY:

The Company's working capital, cash position, and credit availability remain adequate to maintain current and future operating levels.

Exercise of Stock Options

Three employees of the Company exercised stock options totaling
125,700 shares granted pursuant to the Company's Employee Stock
Option Plans on January 21, 1997. The Board of Directors authorized the optionees to be allowed to exercise the options by delivery of a 24 month, 6% Promissory Note secured by the exercised shares.
-12-
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)


Summary of Stock Issuance

Shares outstanding beginning of year	 4,407,310
Net of 1,109,122 treasury shares
 issued pursuant to:

 	Business combination with
	 Advanced Animations			 7,563,077
	Stock option exercise			   125,700
	Acquisition of trade name		     2,000
								12,098,087

Subsequent to the end of the Quarter, 13,200 shares were purchased by employees of Advanced Animations directly from the Company. These shares were unregistered.


DEBT:

CLT Line

Effective September 27, 1996, the Company further modified its Loan Agreements with CLT, a Michigan General Partnership ("CLT") controlled by a related party, to increase the line of credit to $3,150,000 and extend the expiration date to December 31, 1997.

Current borrowing under the Company's line of credit with CLT as of March 31, 1997 was as follows:

								March 31, 1997

Total Line Availability						$3,150,000
Standby Letters of Credit-NBD		  228,000
Current Outstanding Borrowing		2,003,000		 2,231,000
  Net Availability							$  919,000


CLT Note

The Company had also modified its existing loan agreement with CLT, its current lender, resulting in a note payable of $600,000 due June 7, 1997. The note has a fixed interest rate of 11% with monthly payments of $8,265 including interest and principal.

-13-
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)


NBD Bank

The Company entered into a Loan Agreement expiring December 31, 1996 with NBD N.A., a Detroit based bank, providing a $2,000,000 unsecured line of credit guaranteed by a Director of the Company, who is a related party. Availability under this line was $921,750 as of March 31, 1997. As the Company has completed the business combination of Advanced Animations, it is presently renegotiating its bank line of credit. NBD N.A. has provided the Company a letter advising that the $2,000,000 line will be renewed through December 31, 1997 and increased to $2,500,000.


SUMMARY:

Debt consists of the following as of year end and March 31, 1997:

				  September 30, 1996    March 31, 1997

  NBD Borrowings		$  600,000		$  850,000
  CLT Note			   553,000		   533,000
  Notes Payable		$1,153,000		$1,383,000

  Long Term
   CLT Line			$1,152,000		$1,152,000

  Bond Payable			$  334,000		$  302,000
   Less Current		   (65,000)		   (65,000)
					$  269,000		$  237,000

Bond payable is an Industrial Revenue Development Bond obtained to finance the Company's Office/Warehouse.












MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)
ADVANCED ANIMATIONS, INC.

BUSINESS:
Advanced Animations Incorporated is a primary supplier of animated robotic figures and properties for the retail, entertainment, and casino industries. It was effectively merged into the new entity, VSI Holdings, Inc., as of February 1, 1997, to become the Company's second operating Division (RSI, d/b/a "Dress Code" is the other). Results in the period reflect only two months of AAI's operations.

STRATEGY AND COMPETITION:
The animation industry, beyond the captive competency of Disney Entertainment, is not dominated by any large supplier. Advanced Animations, Inc. is perceived as a primary provider in the high end technology segment. AAI's state of the art compliant motion systems provide the Company with a competitive advantage in the top tier segment of a fragmented industry.

In the last few years, the utilization of high end animatronics has accelerated, driven by entertainment venues such as the EFX theatrical revue at MGM's Grand Casino in Las Vegas, Universal Studio's "Terminator 2" in Orlando, Jurassic Park and other major productions. AAI's products are components of retail environments of such established retailers as FAO Schwartz and the Simon DeBartolo Shopping Center's new Forum Mall at Ceasars Palace in Las Vegas. The Company has theme park projects in process in Tiawan, Japan, United Kingdom and casinos in Las Vegas, the Gulf coast, and Atlantic City.

The Company's strategy is to continue its emphasis at the Tier
One level of product development and manufacture and to seek viable acquisitions both horizontal and vertical to support this perception and position.

A further initiative has been launched by the Company into that of a packager of touring animated shows for museums and zoological parks. AAI entered into a joint venture with United Exhibits Group of Denmark to design, manufacture and distribute shows through its newly formed Advanced Exhibits Unit (AE). Initially, the venture will produce two touring "Missing Links ' Alive!" presentation based on the evolution of humans and the works of famous paleoanthropologists, including the family of Louis and Mary
Leakey. It highlights their finding of humanoid fossils which date
-15-
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)


back millions of years. In addition, present-day researchers in animated and video form present the most comprehensive story about human evolution. The United States premiere for the show is February 1998 at the Los Angeles County Museum. It will introduce a second tour by June 1998 and a third show is anticipated to come onstream in the last quarter of 1998.

The Company is also working with creative design groups to develop related venues for Science Museums that would have interaction attributes and serve substantial educational content. By being a tour sponsor, AAI opens up audience participation revenue opportunities beyond manufacturing. The Company believes educational exposure to Internet subject matter and other academic curriculum has stimulated substantial interest and encouraged participation in these non-video offerings by both adults and students.


OPERATIONS:

AAI's revenues are positive with year earlier results. New initiatives will have negligible effect on year ending September
30, 1997 due to 1998 implementation.





















MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)


DRESS CODE RETAIL STORES

STORE CLOSINGS/CONVERSIONS:

The Company's retail subsidiary operates a group of 23 retail women's apparel stores under the trade name Dress Code as of May 14, 1997.

Current Operations

			   As of FYE   Qtr. End    Qtr. End    Current
			    9/30/96    12/31/96     3/31/97   Operations

Specialty Stores	 24          23           23         23
Factory Outlets	 10          10            0          0
Concept Store		  1           1            0          0
               	 35          34           23         23

The Company is negotiating one additional lease termination that could reduce total stores to 22. There are no termination costs associated with this possible closing.

The Company's accounting policy is to recognize store closing expenses in the period when the store closed. Accordingly, the Company has the following costs and write-offs associated with the 11 closings that were charged to the 2nd Quarter's operating results:

	Leasehold Write-offs and
	Furniture & Fixture Write-offs  $380,000
	Landlord Buyout			   (25,000)
	Net Store Closing Expense	  $355,000

Restructure

From November through early March, the former Banker's Note stores have been liquidating its traditional career apparel inventory through a series of "Going Out Of Business" or "Inventory Liquidation" sale events.

The Company acquired the rights to use the trade name Dress Code and as the sale events were completed, all stores were converted to and are now operating under the Dress Code name.

-17-
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(CONTINUED)


Merchandise consisting of branded dresses, suits, sportswear, and accessories at 33% to 50% off everyday prices is being offered.

A limited number of manufacturers are participating in a special program by offering "guaranteed margins" and "just-in-time" delivery of replacement merchandise. This will help to control inventory costs and reduce markdowns.


Results of Dress Code to Date and New Store Opened

Dress Code stores are continuing to build business as the customers learn about the new concept. Initial customer traffic was below expectations and steps have been and are being taken to increase customer response.

Dress Code Warehouse was opened April 18th in an Atlanta wholesale district known as Chattahoochee Industrial Park. The location is adjacent to a major ladies' shoe outlet store and a menswear outlet store. The stores are open Friday, Saturday, and Sundays. For the three weekends to date, sales have been double the average Dress Code operations weekly volume.






















Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





						  	VSI Holdings, Inc.
							Registrant




May 14, 1997					/S/Steve Toth, Jr.
							Steve Toth, Jr., Director,
							President and Chief Executive
							Officer




May 14, 1997      				/S/Thomas W. Marquis
							Thomas W. Marquis, Director,
							Treasurer, Chief Accounting
							and Financial Officer























Part II - Other Information

Item 1.	Legal Proceedings
None.

Item 2.	Changes in Securities
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security
Holders

The following 8 matters were submitted for shareholder approval at the Company's Annual
Meeting held April 21, 1997.  All were approved.

1.	Election of six directors to serve one-year
terms until the annual meeting of
shareholders in 1998 (and in each case, until their respective successors shall be duly elected and qualified);

2.	A proposal to approve and ratify the
Company's 1997 Incentive Stock Option Plan (a copy of which is Appendix B to the Proxy
Statement);

3.	A proposal to approve and ratify the
Company's 1997 Non-Qualified Stock Option
Plan (a copy of which is Appendix B to the Proxy Statement);

          4.	A proposal to authorize an increase in the
authorized number of shares of the Company's
$.01 par value Common Stock from 20,000,000 to 60,000,000;

5.	A proposal to authorize management to effect
a reverse split of the Company's $.01 par value Common Stock and a converse increase in its par value;

6.	A proposal to authorize the reincorporation
of the Company from Texas to Georgia;

7.	A proposal to authorize the change of the
Company's name to "VSI Holdings, Inc.".
-20-
8.	A proposal to authorize the removal of
archaic Articles from the Company's Articles of Incorporation.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(A)	Exhibits

None.

(B)	Reports on Form 8-K

			None.
































