Form 10-Q
period 1997-06-30
VSI HOLDINGS INC
filed 1997-08-14
CIK 354611

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                               Form 10-Q



	 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the Quarterly Period ended June 30, 1997

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

 There were 13,212,409 shares of Common Stock, par value
$.01 per share, outstanding at June 30, 1997. The Company held 1,091,122 of these shares as treasury stock.

Part I - Financial Statements



	VSI HOLDINGS, INC.
	AND SUBSIDIARIES
	CONSOLIDATED BALANCE SHEETS


                                  June 30,        June 30,      September 30,
                ASSETS              1997            1996*           1996*

                                (Unaudited)     (Unaudited)

CURRENT ASSETS:
 Cash and cash equivalents       $    2,000     $   100,000      $  245,000

 Accounts and notes receivable
 net of allowance of $0 in 1996   1,079,000       1,684,000      1,002,000
 Inventories                      2,749,000       6,258,000       4,212,000
 Notes Receivable                   253,000               0          39,000

 Prepaid expenses and other         118,000          85,000          88,000

        TOTAL CURRENT ASSETS      4,201,000       8,127,000       5,586,000

OTHER ASSETS                        173,000         162,000         100,000

PROPERTY AND EQUIPMENT:
 Land                               103,000         103,000         103,000
 Building                           820,000         820,000         820,000
 Furniture, fixtures and equip.   3,920,000       4,367,000       4,319,000
 Leasehold improvements           1,902,000       2,247,000       2,413,000

                                  6,745,000       7,537,000       7,655,000

Less accumulated depreciation and
 amortization                    (4,530,000)     (4,929,000)     (4,702,000)

   TOTAL PROPERTY AND EQUIPMENT   2,215,000       2,608,000       2,953,000

                                 $6,589,000     $10,897,000      $8,639,000





See notes to consolidated financial statements.

(*Restated to include Advanced Animations, Inc.)

                            VSI HOLDINGS, INC.
                            AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS


     LIABILITIES AND              June 30,        June 30,      September 30,
  STOCKHOLDERS' EQUITY              1997            1996*          1996*

                                (Unaudited)      (Unaudited)

CURRENT LIABILITIES:
 Note payable                   $1,376,000     $   860,000      $1,153,000
 Accounts payable                  630,000       1,611,000       2,392,000
 Accrued expenses                  403,000         641,000       1,839,000
 Customer credits                  326,000       1,330,000          88,000
 Current portion of long-term debt  65,000          65,000          65,000

    TOTAL CURRENT LIABILITIES    2,800,000       4,507,000       5,537,000

BOND PAYABLE                       220,000         285,000         269,000

NOTE PAYABLE - Long term         1,152,000       1,152,000       1,152,000


STOCKHOLDERS' EQUITY:
 Preferred stock - par value $1.00
 per share; 2,000,000 shares
 authorized; no shares issued
 Common stock - par value $.01
 per share; 60,000,000 shares
 authorized 13,212,409 shares
 issued and outstanding             132,000          55,000          55,000
 Additional paid-in capital       6,384,000       6,730,000       6,341,000
 Retained earnings (deficit)     (2,671,000)       (404,000)     (3,287,000)

                                  3,845,000       6,381,000       3,109,000

Less treasury stock, at cost,
 1,091,122 shares                (1,428,000)     (1,428,000)     (1,428,000)

   TOTAL STOCKHOLDERS' EQUITY     2,417,000       4,953,000       1,681,000

                                 $6,589,000     $10,897,000      $8,639,000




See notes to consolidated financial statements.

(*Restated to include Advanced Animations, Inc.)

                          VSI HOLDINGS, INC.
                           AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                          Thirteen Weeks Ended
                                       June 30,         June 30,
                                         1997             1996*

                                      (Unaudited)      (Unaudited)

NET SALES                              $5,074,000       $6,994,000

COST OF GOODS SOLD, including
occupancy and buying costs              3,120,000        4,589,000

  Gross profit                          1,954,000        2,405,000

OPERATING EXPENSES:
 Selling, general, and
  administrative expenses               1,291,000        1,879,000

Depreciation and amortization             109,000          137,000
Store closing expense                           0          141,000

  Total operating expenses              1,400,000        2,157,000

OPERATING INCOME                          554,000          248,000

OTHER (INCOME) AND EXPENSES:
Interest and other income                (150,000)         (25,000)
 Interest expense                          59,000           53,000

  Other income and expenses - net         (91,000)          28,000


EARNINGS BEFORE INCOME TAXES              645,000          220,000

INCOME TAX EXPENSE                           0                0

NET EARNINGS                           $  645,000       $  220,000

NET EARNINGS PER SHARE:
 Primary                                    $0.05            $0.02
 Fully diluted                              $0.05            $0.02

Weighted Average Number of
Shares Outstanding
 Primary                               12,682,973       11,970,387
 Fully diluted                         12,697,267       11,970,387


See notes to consolidated financial statements.

(*Restated to include Advanced Animations, Inc.)

                              VSI HOLDINGS, INC.
                              AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                Thirty Nine Weeks Ended       Year Ended
                                 June 30,        June 30,     September 30,
                                   1997           1996*          1996*

                                (Unaudited)    (Unaudited)

NET SALES                       $17,828,000    $20,392,000     $28,299,000

COST OF GOODS SOLD, including
 occupancy and buying costs      12,046,000     14,291,000      20,455,000

  Gross profit                    5,782,000      6,101,000       7,844,000

OPERATING EXPENSES:
 Selling, general, and
  administrative expenses         4,237,000      6,126,000       8,384,000

 Depreciation and amortization      388,000        402,000         596,000
 Store closing costs                355,000        145,000         754,000

  Total operating expenses        4,980,000      6,673,000       9,734,000

OPERATING INCOME (LOSS)             802,000       (572,000)     (1,890,000)

OTHER (INCOME) AND EXPENSES:
 Interest and other income         (185,000)       (70,000)       (101,000)
 Interest expense                   184,000        151,000         207,000

  Other (income) and expenses - net  (1,000)       (81,000)        106,000


EARNINGS BEFORE INCOME TAXES        803,000       (653,000)     (1,996,000)

INCOME TAX EXPENSE                    0              0               0

NET EARNINGS                        803,000    $  (653,000)    $(1,996,000)

EARNINGS PER SHARE:
 Primary                             $0.06         ($0.05)         ($0.17)
 Fully diluted                       $0.06         ($0.05)         ($0.17)

Weighted Average Number of
Shares Outstanding
 Primary                          2,563,618     11,970,387      12,096,087
 Fully diluted                   12,639,029     11,970,387      12,096,087


See notes to consolidated financial statements.

(*Restated to include Advanced Animations, Inc.)

                             VSI HOLDINGS, INC.
                             AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Thirty Nine Weeks Ended
                                               June 30,         June 30,
                                                1997             1996*
                                              (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                 $  803,000       ($653,000)
 Adjustments to reconcile net earnings
  to net cash provided by (used in)
   continuing operations:
   Depreciation and amortization                 388,000         402,000
 Changes in Assets and Liabilities:
   Decrease (increase) in assets:
    Trade accounts receivable                    (77,000)     (1,234,000)
    Inventories                                1,463,000          90,000
    Prepaid expenses and other                   (30,000)        131,000
    Notes Receivable                            (214,000)        907,000
   Other assets                                 ( 73,000)        (77,000)
 Increase (decrease) in liabilities:
    Accounts payable                          (1,762,000)     (1,242,000)
    Accrued expenses                          (1,436,000)              0
    Customer credits                             238,000        (650,000)
    Current portion of long-term debt                  0           6,000
    Disposal of PP & E - Net                     350,000         (10,000)
 Net cash provided by operating activities   ($  350,000)     $2,330,000

CASH FLOWS FROM INVESTING ACTIVITIES:         $      0        $      0

  Net cash used in investing activities       $      0        $      0

CASH FLOWS FROM FINANCING ACTIVITIES:
 Additional paid in capital                     (144,000)      1,868,000
 Common Stock                                     77,000               0
 Proceeds (Payments) on long-term debt                 0         599,000
  Draws (Payments) on line of credit             223,000         (16,000)
 Principal payments of bond payable              (49,000)        (49,000)


 Net cash provided by financing activities    $  107,000      $2,402,000

NET INCREASE (DECREASE) IN CASH                ($243,000)        $72,000

CASH AND SHORT-TERM INVESTMENTS AT
 BEGINNING OF YEAR                              $245,000         $28,000

CASH AND SHORT-TERM INVESTMENTS AT
 END OF QUARTER                                 $  2,000        $100,000

See notes to consolidated financial statements.

(*Restated to include Advanced Animations, Inc.)

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

2. The interim financial information presented herein should be read in conjunction with financial statements included in the Registrant's Annual Report on Form 10-K for the year ended September 30, 1996. The interim results for the nine months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1997.

3. Earnings per share amounts are based on the weighted average number of shares outstanding during each period presented, including outstanding stock options as common stock equivalents if dilutive.

4. Certain reclassifications have been made to the June 30, 1997 financial statements to conform with the classifications used at September 30, 1996.

5. These interim financial statements include the operating results of Advanced Animations, Inc., a wholly-owned subsidiary. This business combination was consummated on February 1, 1997 and will be accounted for on a pooling-of-interest method.

     Accordingly, results of operations are being reported as though the enterprises had been combined as of the beginning of the period. Prior year financial statements have been restated on a combined basis to furnish comparative information.

                           VSI Holdings, Inc.
                           and Subsidiaries
                Notes to Consolidated Financial Statements
                              (Continued)



     Results of operations prior for the period October 1, 1996 to January 31, 1997 were as follows:

                     VSI Holdings, Inc. (Formerly    Advanced
                     The Banker's Note, Inc.)        Animations, Inc.

        Revenue         $8,024,000                     $1,440,000

	Net Income
         (Loss)         $ (216,000)                    $  150,000


6. On July 1, 1997, VSI Holdings, Inc., consummated a business combination with Vispac, Inc. using the pooling-of-interest method of accounting. These interim financial statements are prepared as of June 30, 1997 and accordingly do not include the results of Vispac, Inc. Subsequent financial statements will contain the results of Vispac, Inc. combined with VSI Holdings, Inc. from the beginning of the year.

     The following indicates results had the transaction been consummated prior to July 1, 1997:

		VSI Holdings, Inc. and Subsidiary
	Nine Months Ended June 30, 1996 and June 30, 1995

                                 June 30, 1996           June 30, 1995

        Revenue                   $30,302,000             $31,789,000

        Net Income                  1,874,000                 192,000

	Earnings per Share
         Primary                        $0.10                   $0.01
         Fully diluted                  $0.10                   $0.01

	Weighted Average Number
	of Shares Outstanding
         Primary                   18,763,618              18,170,387
         Fully diluted             18,839,029              18,170,387

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


FINANCIAL SUMMARY

Summary financial information expressed as a percentage of net sales is as follows:


                          Third Quarter Ended        Nine Months Ended
                          June 30,     June 30,     June 30,      June 30,
                            1997         1996*        1997          1996*
Net Sales                $5,074,000   $6,994,000   $17,828,000   $20,392,000
Gross Profit                38.5%        34.4%         32.4%         29.9%
Selling, general, and
 administrative expenses    25.4%        26.9%         23.8%         30.0%
Depreciation and
 amortization                2.1%         2.0%          2.2%          2.0%
Store Closing expense        0.0%         2.0%          2.0%          0.7%
Interest and other (income) -3.0%        -0.4%         -1.0%         -0.3%
Interest expense             1.2%          .8%          1.0%           .7%
Earnings (Loss) before
 income taxes               12.7%         3.1%          4.5%         -3.2%
Income tax expense           0.0%         0.0%          0.0%          0.0%
Net earnings (Loss)         12.7%         3.1%          4.5%         -3.2%



Summary of Earnings per Share information is as follows:


Net Earnings (Loss) per Share:
 Primary                    $0.05       $0.02         $0.06          ($0.05)

 Fully diluted              $0.05       $0.02         $0.06          ($0.05)

Weighted Average Number of
Shares Outstanding
 Primary                 12,682,973  11,970,387    12,563,618      11,970,387

 Fully diluted           12,697,267  11,970,387    12,639,029      11,970,387


(*Restated to include Advanced Animations, Inc.)

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
                              (CONTINUED)



BUSINESS COMBINATION:

The Board of Directors of VSI Holdings and Vispac, Inc. approved the business combination of the respective companies on June 29, 1997. VSI Holdings will issue 6,200,000 shares of its common stock in a tax-free exchange for all the outstanding shares of Vispac. The transaction, effective July 1, 1997, will be accounted for on a "pooling of interest" basis. Vispac is controlled by a related party, who is an officer and director of the registrant, and will join Advanced Animations, Inc. and BKNT Retail Stores, Inc. as a wholly-owned subsidiary of VSI Holdings, Inc.

Subsequent to the transaction, total shares outstanding of the registrant are 18,321,287 net of 1,091,122 shares of treasury stock.

Vispac is a leading-edge fulfillment company. It offers a portfolio of integrated logistics services to clients in the automotive industry keyed to the "just-in-time" process for materials delivery, consolidation, and distribution. Vispac had revenues of $16,575,000 and EBITD of $2,116,000 for the year ended September 30, 1996.


VSI HOLDINGS, INC. - OPERATING RESULTS:

Results of operations include Advanced Animations, Inc. on a pooling-of-interest basis and accordingly results are reported as if the businesses had been combined as of the beginning of the year. Prior year results have been restated on a combined basis to furnish comparative information.


NET SALES:

For the Quarter ended June 30, 1997, sales were $5,074,000 compared to $6,994,000, a decrease of 27%.

For the nine months, sales declined to $17,828,000 from $20,392,000 or (13%).

The decrease in revenues is attributed to the reduction from 43 stores in operation to 22 in the Dress Code retail operations.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
                              (CONTINUED)

GROSS PROFIT:

Gross profit was $1,954,000 compared with $2,405,000 for the 3rd
Quarter. Gross margins were 38.5% for the Quarter compared to 34.4%.

For the nine months, gross profits were $5,782,000 compared with $6,101,000 Gross margins were 32.4% compared to 29.9%.

The gross margin improvement was the result of recoveries in the Dress Code stores as compared to the prior year's depressed levels.


SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES (SG&A)

For the Quarter ended June 30, 1997, SG&A expenses declined 31% to $1,291,000 from $1,879,000. For the nine months, the decline was also 31% to $4,237,000 from $6,126,000.

The decline resulted from the reduced number of Dress Code retail stores in operation compared to the prior year and successful efforts to reduce operating costs in the retail group.


STORE CLOSING EXPENSE:

Store closing expenses of $355,000 were charged to the Quarter ended March 31, 1997. The Company does not anticipate any additional closings this year other than those that result during the normal course of lease renewals.


OTHER INCOME AND EXPENSE:

For the 3rd Quarter, interest expense increased to $59,000 from $53,000 and to $184,000 from $151,000 for the nine months.


NET EARNINGS (LOSS):

The net earnings for the Quarter were $645,000 and net earnings were $803,000 for the nine months compared with earnings of $220,000 for last year's quarter and a loss of ($653,000) for the nine months.

Without store closing expenses, the Company would have earned
$1,158,000 in the nine months.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS
                               (CONTINUED)



LIQUIDITY:

The Company's working capital, cash position, and credit availability remain adequate to maintain current and future operating levels.



Summary of Stock Issuance

Shares outstanding beginning of year         4,407,310
Net of 1,109,122 treasury shares
 issued pursuant to:

 	Business combination with
         Advanced Animations 2/01/97         7,563,077
        Stock option exercise 1/21/97          125,700
        Acquisition of trade name 2/25/97        2,000
        Purchase 5/09/97                        13,200
        Exercise of Stock Option 6/30/97        10,000
                                            12,121,287

A Director of the Company exercised his 10,000 share option pursuant to the Director's Stock Option Plan, and 13,200 unregistered shares were purchased by employees of Advanced
Animations directly from the Company.


DEBT:

The following reviews debts related to BKNT Retail Stores, Inc.
d/b/a Dress Code.  The Advanced Animations operation has no debt.

CLT Line

Effective September 27, 1996, the Company further modified its Loan Agreements with CLT, a Michigan General Partnership ("CLT") controlled by a related party, to increase the line of credit to $3,150,000 and extend the expiration date to December 31, 1997.

Current borrowing under the Company's line of credit with CLT as of June 30, 1997 was as follows:

                                            June 30, 1997

Total Line Availability                                     $3,150,000
Standby Letters of Credit-NBD		  228,000
Current Outstanding Borrowing           2,003,000            2,231,000
  Net Availability                                          $  919,000

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS
                                (CONTINUED)


CLT Note

The Company had also modified its existing loan agreement with CLT, its current lender, resulting in a note payable of $600,000 due June 7, 1997. The note has a fixed interest rate of 11% with monthly payments of $8,265 including interest and principal. As of June 30, 1997, principal payments have reduced the outstanding balance of the note to $526,000. As the Company completes its new banking agreement, it is anticipated that this note will be extended.

NBD Bank

The Company entered into a Loan Agreement expiring December 31, 1996 with NBD N.A., a Detroit based bank, providing a $2,000,000 unsecured line of credit guaranteed by a Director of the Company, who is a related party. Availability under this line was $921,750 as of June 30, 1997. As the Company has completed the business combination of Advanced Animations, it is presently renegotiating its bank line of credit. NBD N.A. has provided the Company a letter advising that the $2,000,000 line will be renewed through December 31, 1997 and increased to $2,500,000. This line is utilized by BKNT Retail Stores, Inc. for its Dress Code retail operations.


SUMMARY:

Debt consists of the following as of year end and June 30, 1997:

                           September 30, 1996     June 30, 1997

  NBD Borrowings            $  600,000              $  850,000
  CLT Note                     553,000                 526,000
  Notes Payable             $1,153,000              $1,376,000

  Long Term
   CLT Line                 $1,152,000              $1,152,000

  Bond Payable              $  334,000              $  285,000
   Less Current                (65,000)                (65,000)
                            $  269,000              $  220,000

Bond payable is an Industrial Revenue Development Bond obtained to finance the Company's Office/Warehouse currently utilized for Dress Code operations.

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

In the last few years, the utilization of high end animatronics has accelerated, driven by entertainment venues such as the EFX theatrical revue at MGM's Grand Casino in Las Vegas, Universal Studio's "Terminator 2" in Orlando, Jurassic Park and other major productions. AAI's products are components of retail environments of such established retailers as FAO Schwartz and the Simon DeBartolo Shopping Center's new Forum Mall at Ceasars Palace in Las Vegas. The Company has theme park projects in process in Taiwan, Japan, United Kingdom and casinos in Las Vegas, the Gulf coast, and Atlantic City.

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

OPERATIONS:

AAI's revenues and earnings are positive with prior year results. AAI continues to penetrate the entertainment-related animatronics sector, having been awarded several significant commitments for its product line and creative services. Universal Studios Hollywood has awarded a contract to design and manufacture 8-foot-tall cyborg-type robotic figures as part of the "Terminator 2" 3-D Battle Across Time attraction based on the success of the attraction at Universal Studios Florida. Universal Studios Osaka, Japan, has also announced plans for a similar expansion of the attraction. Mitsubishi Heavy Industries has issued a letter of intent for design services for three major attractions for the Lotte World Tokyo Project scheduled to open in 2001. The Tussaud's Group and AAI are in the planning phase for the 42nd Street Museum, their first North American location, which will be part of the 42nd Street redevelopment in Times Square, New York City.

Advanced Animations furthered its casino-related efforts with recently completed projects for Showboat, Atlantic City, and Rio Casino, Las Vegas. Showboat greets patrons with an entertaining spectacular of the 13-character Jazzy Cats Bank which AAI brought to life. Rio Casino's Mardi Gras expansion includes three animated floats that drop from the ceiling and carry live actors who entertain during the 25-minute show.

The Board of Directors elected Terry Sparks, General Manager of
Advanced Animations to serve as the seventh member of the Board.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS
                              (CONTINUED)



DRESS CODE RETAIL STORES

STORE CLOSINGS/CONVERSIONS:

The Company's retail subsidiary operates a group of 22 retail women's apparel stores under the trade name Dress Code as of August 14, 1997.

Current Operations

			   As of FYE   Qtr. End    Qtr. End   Qtr. End
			    9/30/96    12/31/96     3/31/97    6/30/97

Specialty Stores              24          23           23         22
Factory Outlets               10          10            0          0
Concept Store                  1           1            0          0
                              35          34           23         22

The Company is negotiating one additional lease termination that could reduce total stores to 21. There are no termination costs associated with this possible closing. Several sites are being considered in the Atlanta metro area as potential new stores.

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


Results of Dress Code to Date and New Store Opened

Dress Code stores are continuing to build business as the customers learn about the new concept. Initial customer traffic was below expectations and steps have been and are being taken to increase customer response. Same store sales have consecutively improved - up 3.2% in May, 12.5% in June, and 22.8% in July.

Dress Code added additional sales and earnings by opening its Distribution Center to the public on a limited basis and by offering "Trunk Shows". These Shows at local corporate and office complexes continue to build customer awareness and offer unprecedented shopping convenience to customers.

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





                                         VSI Holdings, Inc.
                                         Registrant




August 14, 1997				/S/Steve Toth, Jr.
                                         Steve Toth, Jr., Director,
                                         President and Chief Executive
                                         Officer




August 14, 1997                         /S/Thomas W. Marquis
                                         Thomas W. Marquis, Director,
                                         Treasurer, Chief Accounting
                                         and Financial Officer

                       Part II - Other Information


Item 1.	Legal Proceedings

		None.

Item 2.	Changes in Securities

		None.

Item 3.	Defaults upon Senior Securities

		None.

Item 4.	Submission of Matters to a Vote of Security Holders

		None.

Item 5.	Other Information

		None.

Item 6.	Exhibits and Reports on Form 8-K

		(A)	Exhibits

			None.

		(B)	Reports on Form 8-K

                Form 8-K dated July 23, 1997 as amended August
                13, 1997 to report a change in the Company's independent accountants.

                Form 8-K dated July 28, 1997 to report the business combination of the registrant and Vispac, Inc.