Form 10-K
period 1997-09-30
VSI HOLDINGS INC
filed 1998-01-13
CIK 354611

SECURITIES AND EXCHANGE COMMISSION
                    				Washington, D.C. 20549
                          					FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  1-12942

VSI HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)
 	Georgia                        		   	     22-2135522
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)            Identification No.)


			2100 North Woodward Avenue
			West 201
			Bloomfield Hills, Michigan               48304-2263
	(Address of principal executive offices)	   (Zip Code)
			(248) 644-0500
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 par value; American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by checkmark whether Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K [   ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant (4,035,487 shares), as of December 19, 1997, was approximately $27,240,000 (at closing price of $6.75).

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 14(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes  X  No    .

The Registrant had 32,633,562 shares of Common Stock, $.01 par value, outstanding on December 19, 1997, excluding 7,743,605 treasury shares.



DOCUMENTS INCORPORATED BY REFERENCE--None

					PART I.

Item 1.  Business

Since January, the Company acquired three subsidiaries in an exchange of stock accounted for in a manner similar to a pooling of interest basis, issuing a net of 28,048,792 shares, and now has 32,628,562 outstanding shares. The Company's acquisitions were Advanced Animations, Inc. ("AA"), Vispac, Inc. ("Vispac") and Visual Services, Inc. ("VSI"). In April 1997, the Company reincorporated in Georgia from Texas, changed its corporate name to "VSI Holdings, Inc." from "The Banker's Note, Inc.", and placed its women's apparel retailing business in an operating subsidiary, BKNT Retail Stores, Inc. ("RSI") d/b/a Dress Code.

The following information is presented in a manner similar to a pooling of interest basis that includes the above operations on a consolidated basis for the years ended September 30, 1997, 1996, and 1995.

VSI Holdings, Inc. presently consists of wholly owned subsidiaries/divisions in the Marketing Services, Entertainment, and Retail sectors. The Marketing Services sector consists of Visual Services, Inc., a broad based provider of educational curriculums and product training, interactive technology based Distance Learning Systems, product launches, web site development, direct response and Site-based marketing, change process and cultural change consulting; Vispac, Inc., integrated logistics and call center operations; and the November 1997 acquisition, Performance Systems Group, in-field consulting and change process sustainment services. The Entertainment sector consists of Advanced Animations, manufacturer of product simulators, animatronic displays for theme parks, retail, and casinos; Advanced Exhibits, a division of Advanced Animations, provider of touring venues for museums and zoological parks; Dress Code, retailer of women's apparel, constitutes the Retail sector.

VSI Holdings, Inc. employs approximately 1,250 persons in all operations, none of which is covered by an employment contract nor is represented by a union. The Company maintains various insurance and benefit programs including life, medical, dental insurance, and 401(k) retirement plans.

The Marketing Services Sector: Visual Services, Inc., Vispac, Inc. and the November 1997 acquisition The Performance Systems Group.

History and Background

Visual Services is one of the nation's leading full-service business communications providers specializing in (1) Education and Training,
(2) Corporate Communications, and (3) Administrative Services primarily for automotive OEMs and their dealership networks. These programs and services focus on researching and assessing organizations and their customers and applying this knowledge to help Visual Services' clients define their corporate mission, strategic objectives, and the methods to achieve these objectives.

Visual Services surrounds the customer with its six core competencies:
Motivation, Education and Training, Business Communications, Business Services, Integrated and Direct Marketing, and Space-Based Media. These core competencies provide the skills, flexibility and capabilities to meet and exceed customer expectations. Any and all of these capabilities typically are combined to create customized solutions.

History

Visual Services was founded in 1962 by Steve Toth, Jr. to design and sell point-of-sale marketing materials for display in automotive dealer showrooms. The showroom material was provided in creative formats, which not only supplied customers with relevant product information but also assisted in training sales personnel. This was easily transferable to the planning of product launches for dealership networks, which led to a number of new business opportunities.

Product and service offerings were continuously broadened with a constant focus on providing innovative communications related solutions.

For example, in 1976 Visual Services created, implemented, and administered the first major cash-back rebate award program in history. This program was highly effective with rebates and cash incentives becoming a standard marketing practice for many automotive and consumer product OEMs. Since 1976,

Visual Services has enjoyed the fiduciary responsibility of administering over $40 billion in cash rebates and incentive awards, and in the process, has established a valuable telemarketing platform that it utilizes for a number of applications. The ability to provide unique communications solutions and to respond quickly to changing industry demands has resulted in the development of fully integrated provider of communications related services with a diverse and encompassing array of products.

As the automotive industry evolves and auto manufacturers increasingly rely on vendors to provide services previously performed in-house, Visual Services continues to expand its services and leverage off past experiences. New engagements often result from outgrowths of previous projects. Visual Services' range of services include short-term administrative functions, such as data processing, to the intricate planning and implementing of national training programs and product launches.

Products and Services Overview

Visual Services is a premier integrated provider of a wide range of business communication services to the automotive industry. Visual Services' projects range from simple short term engagements to highly complex assignments lasting a number of years and involving many disciplines.

Management believes that the ability to offer premium full-service solutions throughout all facets of an engagement is unique in the industry.

These services are delivered using an extensive array of media, such as interactive technologies (including video and CD-ROM), video conferencing, film, slides, theater, computer graphics and animation, print multimedia, and global satellite.


Education and Training

Change Process

Visual Services has targeted the $59 billion education and training market as an area with substantial growth potential. The consumer's purchase and ownership experience have become critical to the purchasing decision in the automotive industry. Manufacturers are making substantial financial commitments to educate and promote best business practices and to change the culture of the sale process. Visual Services is a primary facilitator of the cultural change and education process in the automotive industry. Visual Services' curriculum design experts apply contemporary learning theories and state-of-the-art technology to create processes and materials that will effectively educate course participants. Visual Services' training programs use the latest interactive and technology driven hardware, such as Interactive Distance Learning, designed to improve employee productivity, in the areas of product knowledge, team building, sales skills, personal skills and behavioral development.

Visual Services was responsible for the development, implementation and operation of Ford's XL2000: Excellence in Leadership (XL2000). The goal of XL2000 is to profoundly change the relationship of Ford with its dealerships, the relationship of dealer management with dealer personnel and, ultimately, the relationship between dealers and their customers. Visual Services designed and built the 41,600 square foot, XL2000 Leadership Learning Center for this project. Visual Services is beginning to transplant XL2000 to Europe in 1998.

Interactive Technology

PC Week ranked Visual Services 130th on its Fast Track 500 which lists the most aggressive adopters of innovative PC, CD-ROM and related technology.

Visual Services is a leader in Interactive Distance Learning (IDL). Over the last three years Visual Services has developed and broadcast more than 250 IDL course broadcasts.

Visual Services uses technology as part of a state-of-art customer interface system that includes data-based call centers, claims processing, incentive awards management, relationship marketing systems,and owner/prospect data-based direct response management/fulfillment.

Visual Services is the agency of record for tactical marketing initiatives relating to the General Motors credit card. Visual Services' trademarked Comparator shellware, developed for The GM Card, lets cardmembers obtain purchase or lease information about virtually any model in the GM lineup. Utilized by Visual Services trained telephone response consultants, customers are provided interpretive solutions from intelligent human beings not just superficial telemarketing.

All of the Company's data processing systems are Year 2000 compliant and no substantial capital expenditures are anticipated due to the date change.

Site-Based Marketing

Visual Services develops and executes trade shows and exhibits, as well as comprehensive merchandising display systems. Visual Services produced the automotive industry's first ride-and-drive learning experience for Porsche sales consultants in 1981 which has continued to grow with hundreds of thousands of dealership participants over the years. Visual Services also develops innovative marketing tools on the World Wide Web.

Integrated Logistics

Vispac provides comprehensive marketing logistical support. With over 500,000 square feet of plant space, Vispac has the systems and personnel to provide timely delivery of materials to tightly focused audiences worldwide. Vispac has a complete distribution system, with data-based tracking and follow-up systems.

Consulting Services

Visual Services consulting services provide a wide range of support, from 360 assessments to custom-tailored change process development. This includes on-site evaluation, follow up, and sustainment systems all utilizing a variety of analytical tools. Automotive consultants assist over 1,800 dealerships in developing best-practice systems, and enhance dealership relationship marketing and culture change initiatives.

Industry and Competition

Both Visual Services and Vispac operate primarily in the automotive industry. The various divisions of Ford and General Motors account for 53%, 50% and 47% of the revenues of the Company for fiscal years 1997, 1996, and 1995 respectively. Future revenues are dependent on such factors as new product introductions, the industry's attention to process improvement within the dealerships and the industry's focus on customer satisfaction and global training. Within the automotive industry, much of the focus is on services provided to dealerships which are paid for, at least in part, by the OEMs.
As the number of dealerships contracts, consumers demand that dealers are versed on the attributes of their products. As a result, dealers are changing the culture of the sales process by assisting customers in making informed decisions without the undue pressure to buy. Services to the automotive dealerships provide the dealers and their sales forces with the training and knowledge critical to effective selling in this dynamic environment.

Although traditional dealerships may be diminishing, new means of distribution, such as the Internet, are being utilized. These new methods of communication and distribution command expertise that the Company can provide.

The number of Tier I automotive suppliers are dwindling. OEMs are demanding systems from their suppliers rather than individual parts, which is causing
OEM suppliers to consolidate and streamline their operations. As one of the predominant Tier I business communication providers to the automotive industry, the Company is well positioned to continue to succeed in a highly competitive environment.

The practice of turning essential but often non-core business processes over to third-party venders is expected to continue. The Company expects to benefit from the trend among major corporations toward increased corporate outsourcing of marketing, communication, and training functions.

The Company is positioned to continue to expand in the $600 billion telemarketing industry through integrated telemarketing, which is the simultaneous provision of inbound and outbound service with real-time access to customer databases. Its telemarketers are skilled in product specifications, troubleshooting, and providing professional support.

The Company believes that its investments in distance learning technology will continue to pay off as more and more corporations are using distance learning as a means of training rather than costly trips to attend or conduct training sessions.

The Company provides a broad range of services and products that compete primarily with a variety of regional firms. The smaller firms generally provide a limited range of services that compete only with a portion of the company's services. No large firms provide the combination of full turn-key services. Management believes that no single company or small group of companies dominates the industry.

The Entertainment Sector: Advanced Animations, Inc. (AA) and Advanced Exhibits Division (AE)

AA is the industry leader in commercial-based, cost-effective compliant-motion technology for 3-D animatronic (robotic) figures for display in theme parks, casinos, retail and other entertainment venues. AA uses hydraulic motion technology to create lifelike movement. This technological breakthrough attracts projects such as the Terminator 2 attraction at Universal Studios in Florida and Atlantis at the Forum Shops at Caesars Palace in Las Vegas.
All manufacturing and design work occurs at AA's Stockbridge, Vermont, facility.

Management expects the demand for animatronic figures to accelerate as AA continues to expand in the U.S. and Asian markets.

AA's Drunk Driving Simulator is in its 10th year of touring the U.S. The tours, sponsored by Chrysler Corporation and supported by Mothers Against Drunk Driving, visit nearly 400 high schools a year.

AE, a division of AA, in partnership with United Exhibits Group of Denmark, has developed Missing Links alive!, a touring exhibit that will debut in spring of 1998. The presentation traces human evolution and includes animated and video presentations by expert paleontologists, including the family of Louis and Mary Leakey.

Museum tours, in addition to actual exhibit ticket revenue, offer licensed cultural and educational merchandise opportunities. Management believes that significant revenues will be realized over the next five years from this project.

The Retail Sector: BKNT Retail Stores, Inc. (RSI), d/b/a Dress Code

RSI operates 23 women's apparel stores under the name Dress Code specializing in affordable clothing for career women. The stores offer a merchandise mix of branded dresses, suits, sportswear and accessories at 33% to 50% off everyday prices. The stores, which average 4,500 square feet, are located in suburban shopping centers in 6 Southeastern states, with a concentration of 9 stores in Atlanta, Georgia.

Prior to launching the Dress Code concept in March 1997, RSI operated 35 stores under several trade names, primarily Banker's Note. From November 1996 through February 1997, RSI liquidated merchandise at the Banker's Note stores, revamped its merchandise mix, closed 13 stores, and re-identified the remaining stores as Dress Code.

Dress Code advertises by direct mail and newspapers, accepts major credit cards, and offers layaway purchase options. Merchandise is purchased from about 40 vendors and shipped to the stores from RSI's 27,000 square foot distribution center located in suburban Atlanta, Georgia. Inventory, sales and purchasing information is maintained at RSI's distribution center.

All aspects of women's apparel retailing are highly competitive. RSI competes with a large number of other retailers of women's apparel, most having considerable financial and other resources.

Item 2.  Properties.

The Company's headquarters is located in suburban Detroit, Michigan and consists of 102,700 square feet. The current lease continues until February 2003 and has a five-year renewal option. This facility is also the base for subsidiary Visual Services, Inc., which also leases two training facilities/offices of 38,400 and 41,600 square feet and a storage facility near Detroit and a sales office in California. Visual Services owns a 45,000 square foot call center in the Detroit area, purchased in December 1997.

Vispac, Inc. is based in a 149,000 square foot building near suburban Detroit that it leases from a partnership that is, directly or indirectly, owned by Steve Toth, Jr. Vispac owns two warehouse facilities of 92,000 and 93,000 square feet that collateralize mortgages of $479,000 and $2,508,000; Vispac also leases a 175,000 square foot warehouse nearby.

The Entertainment sector is based in a 26,900 square foot office/warehouse in Stockbridge, Vermont. The property is owned by a subsidiary, Visual Services, Inc., and is leased to Advanced Animations, Inc.

The Retail sector is based in a 27,000 square foot office/warehouse in suburban Atlanta, Georgia. The property is owned by Balmoral Group, a Georgia general partnership ("Balmoral"), consisting of subsidiary BKNT, Inc., with a 99% interest, and Martin S. Suchik, the Company's Executive Vice President. The property collateralizes a 1986 industrial revenue bond that has $269,000 principal remaining. The retail stores utilize operating leases for its store locations that expire at various dates through 2002.

Item 3.  Legal Proceedings.

The Company has pending litigation with a former employee and stockholder who is seeking damages for wrongful discharge and increased value for Company stock sold under a previously determined formula. The plaintiff has not indicated the dollar amount of damages being sought. At this time the case is in preliminary stages at the outcome is not determinable. Management believes that the case is without merit and plans to vigorously defend the lawsuit.


Item 4.   Submission of Matters to a Vote of Security Holders.

None.



					PART II

Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters.

	The Common Stock trades on the American Stock Exchange under the "VIS" symbol. Prior to the Company's name change in April 1997, the stock traded under the symbol TBN. The table sets forth the trading prices for the Common Stock by calendar quarter as reported for the last two years. The range of closing prices for the Common Stock, as reported by The Wall Street Journal, follows:


        Calendar Quarters                             High             Low


        First Quarter, 1996                           $ .50          $ .31
        Second Quarter, 1996                           1.63            .38
        Third Quarter, 1996                            1.50            .31
        Fourth Quarter, 1996                           1.18            .38

        First Quarter, 1997                            1.50            .81
        Second Quarter, 1997                           4.25           1.00
        Third Quarter, 1997                            6.00           2.88
        Fourth Quarter, 1997                           6.75           4.75
                                                  (Through December 19, 1997)

Based on past requests for proxy materials, the Company believes that it has substantially more beneficial holders of its Common Stock than the approximately 350 "of record" holders on December 19, 1997. The Company currently reinvests all earnings rather than paying cash dividends. The subsidiaries declared distributions of previously taxed undistributed income to the stockholders of these entities.


Item 6.  Selected Financial Data.

BALANCE SHEET DATA                           As of
  (in thousands)        Sep. 30       Sep. 30   Sep. 30  Jan. 28  Jan. 29
                          1997         1996       1995     1995     1994

Working Capital....... ($ 1,969)     $  9,105   $10,368   $1,857   $2,474
Total Assets..........   77,069        66,856    67,103    6,757    5,856
Long-Term Debt........    5,281         1,900     1,406      375      437
Total Liabilities.....   65,402        38,784    41,116    2,949    2,105
Stockholders' Equity..   11,667        28,072    25,987    3,808    3,751
                                                    1         2        2


OPERATING DATA                               Year Ended
(in thousands)          Sep. 30       Sep. 30   Sep. 30   Jan. 28  Jan. 29
 except per share)        1997         1996       1995      1995     1994

Net Sales..........    $148,338      $150,299  $136,018   $21,879  $19,489
Net Earnings              9,142         6,835     2,946        57    1,398
Net Earnings
Per Share (4).......       0.28          0.21      0.09      0.01     0.32
Return on Equity (3)..     32.6%         26.3%     12.3%      1.5%    63.0%
Weighted Average
Number of Shares.....    32,784        32,767    32,453     4,758    4,384
                                                               2        2


1.	Selected Balance Sheet Data as of September 30, 1995 is unaudited.

2.	Selected Balance Sheet Data and Operating Data presented for the years ended January 28, 1995 and January 29, 1994 represent the audited results of The Banker's Note, Inc. without giving effect to the business combination.

3.	Return on Equity is calculated by dividing the period's Net Earnings by Stockholders' Equity at the period's beginning.

4.	Pro Forma Earnings per Share Information:

                                    1997           1996            1995

  Historical income before Taxes  $ 9,383       $  5,605         $ 2,896
  Pro forma income taxes            3,270          1,878           1,002
  Pro forma net income              6,113          3,727           1,894
  Pro forma net  income Per share    0.19           0.11            0.06

Pro forma income taxes include historical income tax expense plus a provision for income taxes at 34% of the income before income taxes of the subsidiaries not subject to tax prior to the date of the mergers. (See Note 2 of the Financial Statements)


Item 7.	Management's Discussion and Analysis of Financial Condition and
        Results of Operations.

OPERATING RESULTS

Marketing Services Sector:

Year Ended September 30, 1997

Revenues increased 3.8% to $124,110,000 for the year ended September 30, 1997 from $119,489,000 last year. Management attributed the increase to the addition of new clients.

Income from operations increased 27.2% to $11,675,000 for the year ended September 30, 1997 from $9,178,000 for the prior year. The increase resulted from improved product mix and the completion of the start up phase within the education and training segment of the business.

Year Ended September 30, 1996

Revenues increased 14.3% to $119,489,000 for the year ended September 30, 1996 from $104,536,000 for the prior year. This growth was primarily due to the full year effects of a new education and training program and an end of lease telemarketing campaign, both of which began last year. Additional new revenue came from marketing services provided to General Motors related to the GM credit card programs.

Income from operations increased to $9,178,000 for the year ended September 30, 1997 from $3,677,000 last year. The increase outpaced revenue growth primarily due to operating efficiencies and increased expertise designing and operating the education and training business, as well as continued focus on controlling personnel cost.

Year Ended September 30, 1995

Revenue increased to $104,536,000 for the year ended September 30, 1995. The increase was primarily due to the launch of a new education and training program, the introduction of an interactive distance learning program and the beginning of an end of lease telemarketing campaign. Fiscal year 1995 also included a certification program for dealer sales personnel. Other new revenue resulted from the beginning of a credit card program. The increase was offset slightly by a decrease in revenue from the Vision Center due to a changeover in training programs.

Operating income decreased to $3,677,000. Gross margins were strong, and the decrease is attributable to large start-up costs for the education and training program launch and the introduction of the interactive distance learning programs.

Entertainment Sector:

Year Ended September 30, 1997

Revenues decreased to $6,506,000 for the year ended September 30,1997 from $8,724,000 last year. The decline is primarily due to delays in installation schedules of major projects.

Income from operations decreased to $1,002,000 for the year ended September 30, 1997 from $1,720,000 last year. The decrease is attributed to the decrease in volume.

Year  Ended September 30, 1996

Revenues increased 16% to $8,724,000 for the year ended September 30, 1996 from $7,523,000 for the prior year. The increase was due primarily to new project work in Korea.

Income from operations increased to $1,720,000 for the year ended September 30, 1996 from $452,000 for the prior year. The increase resulted from favorable project mix and cost containment.


Year Ended September 30, 1995

Revenues increased to $7,523,000 for the year ended September 30, 1995. The increase was due to the completion of major projects with Universal Studios.

Income from operations increased to $452,000 for the year ended September 30, 1995. The improvement was due to increase in overall revenue.

Retail Sector:

Year Ended September 30, 1997

Revenues decreased 20% to $17,722,000 from $22,086,000 for the 12 months ended September 30, 1997. From November 1996 through March 1997, 13 stores were closed resulting in store closing costs of $360,000 including leasehold write-offs and amounts paid to landlords for early lease termination. The remaining 22 stores were re-merchandised and a new store identification program was launched. Comparable store sales were inflated by the inventory liquidation sales during this period.

Cost of sales and operating expenses declined proportionately with the store closings and efforts to reduce general overhead costs. The loss from operations was ($491,000) compared to a loss of ($3,329,000) the previous year. Management expects the Dress Code operation to continue to improve.

Year Ended September 30, 1996

Revenues decreased 8% to $22,086,000 from $23,959,000 for the year ended September 30, 1995. Comparable store sales were down 9% as a result of negative trends in the women's apparel industry and the Summer Olympics that adversely affected the Atlanta market. Cost of sales was higher due to an additional charge of $592,000 to reduce inventory values. Store closing costs associated with the closing of 8 stores totaled $754,000 including leasehold write-offs and amounts paid to landlords for early lease termination.

The loss from operations was ($3,329,000) compared to a loss of ($53,000) for the prior year. The loss is attributed to RSI's attempt to develop an outlet center business in conjunction with several women's apparel manufacturers.

Year Ended September 30, 1995

Revenues increased to $23,959,000 for the year ended September 30, 1995. The increase is attributed to a net of 6 new stores opened during the year though comparable store sales declined. The loss was ($53,000) for the year. Operating expenses increased faster than budgeted sales.


LIQUIDITY AND CAPITAL RESOURCES:

Operating Activities.

The Company's three market segments have contrasting operating capital needs. The Marketing Services sector requires considerable operating capital to support its accounts receivable and maintain its marketing infrastructure;
while billing is periodic with little risk of non-payment, client payment is typically slow. The Entertainment sector requires relatively little capital for operating purposes, because its clients typically pay sizable deposits before projects begin, make progress payments during project fabrication, and pay promptly upon project completion. The operating capital needs of the Retail sector ebb and flowwith seasonal periodic investment in merchandise inventory prior to, and its liquidation during and after back to school, holiday and spring fashion seasons.

The Company has limited experience as a combined entity to determine whether the smaller Entertainment and Retail sectors will materially affect the relatively steady cash flow stream of the Marketing Services sector. Last year, Company operations generated $10.4 million cash flow. Fiscal year 1998 cash flow will be affected by the need to pay current taxes on income in excess of available net operating loss carryforwards.

The Company presently expects operating income from the Marketing Services and Entertainment sectors to increase in fiscal year 1998. Toward the middle of fiscal year 1998, the Entertainment sector will begin to receive cash flow from the first of the Missing Links exhibits. The amount will depend on attendance at museums and will initially be offset by operating expenses associated with installing the exhibits. It is expected that the operating loss of the Retail sector will continue to decrease, with its operating capital needs declining as store closings slow, and consignment goods replace merchandise inventory.

Investing Activities.

The Marketing Services sector acquired one building in fiscal year 1997, and a second building in December 1997. However, capital expenditures for furniture, fixtures and equipment, and leasehold improvements for the Marketing Services sector will decline in fiscal year 1998. The Entertainment sector requires no material capital improvements in fiscal year 1998 except for incremental investment for Missing Links exhibits. The Retail sector has no plans to relocate or open stores in fiscal year 1998, and has no other material capital improvement planned.

See the discussion in Item 13 regarding related party notes receivable and payable and advances, and declared distributions to stockholders.

Financing Activities.

The Company is in the last stages of negotiation of a new line of credit, the amount of which is expected to be $27,000,000, and which will have traditional terms, conditions and covenants. The new line of credit will unify four existing lines of credit that supported the credit needs of the Marketing Services and Retail sectors. At September 30, 1997, the outstanding balances on the lines of credit were $23,493,000 (excluding stand-by letters of credit of $478,000). The new line of credit will be collateralized with the assets of the Company's subsidiaries.

Shortly before the end of fiscal year 1997, Vispac, Inc. acquired a warehouse financed by a seven-year balloon mortgage of $2.5 million. Visual Services acquired a building in December 1997 without long-term debt. No other long-term debt financing for facilities, or any accelerated payment of existing long-term debt, is expected in fiscal year 1998.

Capital Activities.

Several employees exercised expiring stock options for 125,700 shares in January 1997, and three directors exercised options for 30,000 shares between June and September 1997. The Company also bonused 13,200 shares to employees of Advanced Animations in May 1997. The Company does not expect the exercise of stock options, or purchase of shares, by employees and directors to be a material source of capital in fiscal year 1998.

In April 1997, Company stockholders authorized new incentive and non-qualified stock plans of 500,000 shares each; the Company plans to register such shares for future issuance. In November 1997, the Company granted incentive options for 302,000 shares to 34 employees at $6.20 per share. The options are exercisable two and three years from the date of grant in two equal parts, and expire five years after the date of grant. In December 1997, the Company implemented a restricted stock plan, for which 500,000 shares will be registered in 1998. Awards of 426,375 shares were granted under the restricted stock plan; the shares vest one, two and three years from the date of grant in three equal parts.

In past years, Visual Services, Inc. made stock available for purchase by its managers at book value, and redeemed such stock at book value. Such activity accounts for most of the stock option exercises and stock redemptions reported in the Company's statement of changes in stockholders' equity. Upon the Company's acquisition of Visual Services, such managers exchanged their interests for Company stock and no longer have the right to require the Company repurchase its shares.

The Company believes that cash flows from operations will be sufficient to finance the Company's activities in 1998. The Company has no current plans to conduct an offering of its shares to the public in fiscal year 1998.

Purchase of Performance Systems Group.	In November 1997, the Company announced
that it had entered into a definitive agreement to acquire the assets of Performance Systems Group for approximately $5.1 million, consisting of 280,000 shares of the Company's common stock and $3.0 million in cash. Additional contingent consideration of $900,000 may be due based on future earnings of the purchased business. Performance Systems Group provides in-field consulting and change process sustainment services primarily to automobile dealerships. The acquisition will be accounted for under the purchase method.


Item 8.	Financial Statements and Supplementary Data.

The response to this Item is submitted as a separate section.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The registrant's former independent accountants, Deloitte & Touche LLP, with principal offices located at 100 Peachtree Street, Suite 1700, Atlanta, Georgia 30303, were dismissed on July 22, 1997 as approved by the registrant's Board of Directors. The registrant's decision to replace its former accountants with Plante & Moran, LLP of Ann Arbor, Michigan was based solely on considerations of cost containment and logistics. For further information, see the Form 8-K filed by the registrant on July 23, 1997.

					PART III

Item 10.	   Directors and Executive Officers of the Registrant.

Steve Toth, Jr., age 73, became President and Chief Executive Officer of the Company in April 1997 and has been a Board member since March 1994. Toth serves as President of subsidiaries Visual Services, Inc., Vispac, Inc. and Advanced Animations, Inc.

Martin S. Suchik, age 52, is Executive Vice President of the Company, and was President from 1976 to 1997. Suchik serves as President of subsidiaries BKNT Retail Stores, Inc. and BKNT, Inc. Suchik is the nephew of Toth.

Thomas W. Marquis, age 54, became Treasurer and Chief Financial and Accounting Officer of the Company in April 1997 and has been a Board member since March 1994. Marquis serves as Senior Vice President, Secretary and Treasurer of subsidiaries Visual Services, Inc., Vispac, Inc. and AdvancedAnimations, Inc.

Harold D. Cannon, age 46, has been Secretary and a director of the Company since 1983. Cannon serves as Vice President, Secretary and Treasurer of subsidiaries BKNT Retail Stores, Inc. and BKNT,Inc.

Terry Sparks, age 43, was appointed a Board member in July 1997, and is General Manager of subsidiary Advanced Animations, Inc.

Jerry L. Barton, age 60, is self-employed and has served as a Company director since 1985. From January 1994 to May 1995, Barton served as President of Parts Central, Inc., an automotive parts distribution and retail store company in Macon, Georgia. Barton is presently a member of the Board of Directors of Hillerich and Bradsby, the privately held maker of Louisville Slugger baseball bats and Power-Bilt golf clubs.

Dr. Kenneth L. Bernhardt, age 54, has served as a Company director since 1988. Bernhardt is a tenured Professor in the Department of Marketing at Georgia State University where he has taught for the last 25 years. Bernhardt has been on the faculty of the Harvard Business School and is a past President of the American Marketing Association.

In the last year, the Board held six meetings (two by telephone), which all directors attended except for one meeting by telephone for which Sparks was absent. Suchik, Cannon and Barton comprise the Executive Committee; Barton, Marquis and Bernhardt comprise the Audit Committee, which reviewed the report of the Company's auditors about the results of last year's audit; Suchik, Barton and Bernhardt comprise the Compensation and Stock Option Committee. None of the Committees met last year.

Each non-executive officer director receives a $750 meeting fee, with no additional payment for membership on or meetings of any committees, except pursuant to the Independent Director Stock Option Plan (see stock ownership table). Except for Toth and Suchik, no officer or director is related to another by blood, marriage or adoption, not more remote than first cousin.
In the last year, Forms 4 were filed by Toth (2), Suchik (5), Marquis (2), Cannon (1), Bernhardt (1) and Barton (1) and a Form 3 was filed by Sparks, all on a timely basis except for Suchik's June 1997 Form 4 filed in September. All directors are believed to have filed this year's annual Forms 5 on a timely basis.

Item 11.   Executive Compensation.

The compensation for the last three years paid the Company's executive officers were:

Officer/Position      Year         Salary       Bonus      Other

Steve Toth, Jr.,       1997       $ 642,000       -0-       -0-
President              1996         638,000       -0-     $ 1,800
                       1995         637,000       -0-       1,080

Martin S. Suchik,      1997       $ 165,000       -0-       -0-
Executive V. President 1996         197,000       -0-       -0-
                       1995         199,000       -0-     $   872

Thomas W. Marquis,     1997       $ 150,000       -0-       -0-
Treasurer              1996          90,000       -0-     $ 1,080
                       1995          90,000       -0-         648

Harold D. Cannon,      1997        $ 93,000       -0-        -0-
Secretary              1996         101,000       -0-        -0-
                       1995          98,000       -0-     $    84


None of the executive officers have contractual compensation agreements. The "other" amounts listed are the Company's 401(k) contributions.

At September 30, 1997, Suchik was two-thirds vested in stock options for 40,000 and 60,000 shares under the 1986 Incentive and Non-Qualified Plans, with respective exercise prices of $.55 and $.50 per share. Suchik's vested and non-vested incentive options had intrinsic values of $143,700 and $71,850 given the $5.9375 value of the Common Stock on September 30, 1997. His vested and non-vested non-qualified options had intrinsic values of $217,500 and $108,750 at that date; Suchik has provisionally assigned 29,800 shares of his vested non-qualified option to certain long-time employees and advisors to the Company.

Officers may participate in the Company's 401(k) and stock option plans. Such stock option plans provide that the price of any common stock issued to officers, directors, employees and their affiliates pursuant to any stock grant or exercise of any stock option shall be no less than the fair market value of the Common Stock on the date of the stock or option grant.


Item 12.   Security Ownership of Certain Beneficial Owners and Management.

Voting rights are held by the owners of the Common Stock, of which each share is entitled to one vote on each matter coming before the shareholders. Only one class of Common Stock is authorized; none of the authorized Preferred Stock has been issued. On December 19, 1997, the Company had 32,628,562 shares of Common Stock (net of 7,743,605 treasury shares) outstanding. Such shares, and shares issuable under options exercisable within 60 days, were owned by:

Name and Address                         Shares Owned          % Ownership

Steve Toth, Jr. (1)(2)                     27,351,169               82.74%
2100 North Woodward West
Suite 201
Bloomfield Hills, Mich. 48304

Martin S. Suchik (2)                        1,027,688                3.14%
4900 Highlands Parkway
Smyrna, Georgia  30082

Thomas W. Marquis (3)                         520,431                1.59%
2100 North Woodward West
Suite 201
Bloomfield Hills, Mich. 48304

Harold D. Cannon (4)                           76,274                 .23%
4900 Highlands Parkway
Smyrna, Georgia 30082

Terry Sparks                                   88,213                 .27%
2100 North Woodward West
Suite 201
Bloomfield Hills, Mich. 48304

Jerry L. Barton (5)                            13,000                 .04%
1660 Brandon Hall Drive
Dunwoody, Georgia 30350

Dr. Kenneth L. Bernhardt (5)                   22,000                 .07%
Georgia State University
University Plaza
Atlanta, Georgia 30303

All directors and officers                 29,098,775               87.82%
as a group (7 persons) (1-5)

(1)	Toth owns 1,000 shares, and is trustee of trusts benefiting him that own 1,775,850, 11,826,323 and 3,476,635 shares. Toth's spouse is the trustee of trusts benefiting Toth's daughter that owns 6,138,298 and 2,297,266 shares, and of another trust benefiting her that owns 1,010,797 shares. Toth disclaims beneficial interest in the shares held by trusts benefiting his daughter and spouse, but such shares are included with his holdings. CLT, a Michigan partnership affiliated with Toth ("CLT"), holds 400,000 shares, and may purchase 425,000 shares pursuant to an exercisable option (at $.15625 per share) expiring on May 5, 2000.


(2)	Suchik owns 470,000 shares, while his IRA owns another 11,113 shares.
Trusts, with an independent trustee, for Suchik's three children own 151,751, 162,312, and 162,312 shares. Suchik disclaims beneficial interest in such shares, held by an independent trustee but included with his holdings. In January 1998, Suchik vests in the last third of two options for 40,000 and 60,000 shares under the 1986 Incentive and Non-Qualified Plans exercisable at $.55 and $.50 per share, respectively. Because Suchik has assigned the vested portion of the non-qualified option to his church and certain long-time employees and advisors to the Company, 29.800 (1,560 exercised) of those 60,000 shares are not included with his holdings.

	On January 18, 1994, Toth, one of his trusts, CLT and Suchik entered into a Voting Agreement that also governs shares owned by his other trusts but not the trusts benefiting Toth's daughter and spouse. Suchik agreed to vote for Toth and his nominee for seats on the Board of Directors, and Toth, the Toth trust and CLT agreed to vote for the directors nominated by the Board.
The Voting Agreement expires on the earlier of January 18, 2004, when Toth, or any affiliate thereof, no longer holds at least 100,000 shares, or when Suchik ceases to hold at least 100,000 shares. Although Toth is bound by the Voting Agreement, its effectiveness is negligible because he personally controls a majority of outstanding shares. Accordingly, the Suchik-affiliated shares are not included with Toth's holdings, nor vice versa.

(3)	Marquis is trustee of a trust benefiting him that owns 257,564 shares.
His spouse is trustee of a trust benefiting her that owns 252,864 shares. Marquis disclaims beneficial ownership of his spouses shares.

(4)	Cannon owns 74,000 shares, while his IRA owns 1,137 shares.  Cannon disclaims beneficial ownership of 1,137 shares held by his spouse's IRA that are included with his holdings.

(5)	Barton owns 10,000 shares and Bernhardt 19,500 shares, of which 5,000 are held in his Keogh plan, 1,000 in his IRA plan, and 3,500 jointly with his spouse. Under the Independent Director Stock Option Plan, Barton and Bernhardt were granted new 10,000 share options on August 1, 1997 exercisable for $3.125 per share. Such options vest at the rate of 500 shares for each Board meeting attended and 1,000 shares annually; Barton is vested in 3,000 shares while Bernhardt is vested in 2,500 shares.

Item 13.    Certain Relationships and Related Transactions.

Steve Toth, Jr. (Toth), President of the Company, directly and indirectly owns 82.75% of the Company.

Loans to and from Toth Family. At September 30, 1997, the Company had advanced Toth [$489,000],which amount is non-interest bearing and unsecured. The Company also held an unsecured 7% note receivable of $171,000 from Toth's daughter, a Company employee and beneficiary of trusts owning 25.85% of the Company (included with Toth's holdings). Offsetting those amounts, the Company had an unsecured 8.5% note payable of $2,181,000 to Toth at September 30, 1997.
In fiscal year 1997, the Company repaid an unsecured 8% note payable of $357,000 to Toth's spouse, beneficiary of a trust owning 3.10% of the Company (included with Toth's holdings), while Toth paid off a 8.5% note to the Company, the balance of which was $223,000 at September 30, 1996.


VSI Consulting, L.L.C. Dissolved. Visual Services' 11% equity interest in VSI Consulting, L.L.C. resulted in $1,181,000 and $335,000 losses for the years ended September 30, 1997 and 1996. This entity will have no further adverse effect on the Company's profitability. The 12% note receivable from VSI Consulting, L.L.C., the balance of which was $5,050,000 at September 30, 1996 (apart from $716,000 accrued interest), as reduced by the above losses of $1,516,000, was written off in fiscal year 1997.

CLT Note Receivable. Visual Services' write-off of the remaining balance of the note from VSI Consulting, L.L.C. was wholly offset by the issuance of a 7% note by CLT, a Michigan partnership affiliated with Toth (CLT). The CLT note had a $9,628,000 balance at September 30, 1997 (apart from $1,256,000 accrued interest). As explained below, the principal of the CLT note was reduced by $1,572,000 in fiscal year 1997. During fiscal year 1997, CLT paid off a pre-existing note to the Company, the balance of which was $930,000 at September 30, 1996.

Toth's Financing of Retail Sector. In November 1993, the Company, then consisting only of the Retail sector, was discharged from court supervision after its successful Chapter 11 reorganization. Toth had provided the Retail sector's interim reorganization financing, refinanced its former bank line of credit, and sponsored its post-reorganization financing. This sponsorship included his personal guarantee of a line of credit. At September 30, 1997, $850,000 of cash had been drawn and $478,000 of stand-by letters of credit were issued.

Reduction in CLT Note Receivable. Toth's involvement in the Retail sector's post-reorganization financing is further reflected in the September 30, 1996 balance sheet of the Company as an 11% note payable to CLT for $553,000 and a line of credit, classified as long-term debt, of $1,152,000 also payable to CLT. After scheduled principal reductions of $26,000 in fiscal year 1997, $1,572,000 of the then $1,679,000 was applied to reduce the amount of the CLT note receivable that the Company received upon the dissolution of VSI Consulting, L.L.C. The remaining $107,000 was memorialized by an unsecured 8.25% note payable to CLT.

CLT Stock Option. The reorganization plan of the Retail sector provided that, for the financing discussed above, Toth be issued stock options for 650,000, 125,000 and 825,000 shares. Toth has exercised the first two options and assigned the 825,000 share option to CLT, which exercised 400,000 shares of that option in 1995. The Company does not expect the remaining 425,000 shares to be exercised, at $.15625 per share, until shortly before the option's
May 2000 expiration.


Declared Distributions to Stockholders. Prior to their acquisition by the Company in February, July and September 1997, the income of each subsidiary (Advanced Animations, Inc., Vispac, Inc. and Visual Services, Inc.) was taxed to their respective stockholders and members. A portion of such income was distributed to pay such taxes. At September 30, 1997, the Company had declared, and currently owes, distributions of $20,659,000 to such stockholders and members. Such distributions relate not only to income earned by such subsidiaries from October 1, 1996 until their acquisition by the Company, but also include income previously retained by such subsidiaries as necessary working capital. Toth and his affiliates have agreed, as have all of the former minority shareholders of such subsidiaries, to receive cash payment of only amounts needed to pay currently due taxes. The consideration for the balance of the declared distributions will be the payment of the note receivable from CLT discussed above (September 30, 1997 balance of $9,628,000 plus $1,256,000 accrued interest).

Lease of Real Estate. Toth directly and indirectly owns the entire interest in a partnership that owns the building in which Vispac, Inc. is based. The lease for $551,000 per year expires in November 2001 and is renewable for 58 months thereafter.

					PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Financial Statements, Financial Statement Schedules and Exhibits.

1.	Consolidated Financial Statements of VSI Holdings, Inc. and subsidiaries and Independent Auditors' Report are filed herewith as a separate section of this report.

2.	The financial statement schedule filed as part of this Report pursuant to Article 12 of Regulation S-X and the Independent Auditors' Report in connection therewith are contained in the Index of Financial Statement
Schedule on Page S-1 of this Report. All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions or are inapplicable or because the information required is included in the Consolidated Financial Statements or notes thereon.

3.	Exhibits:	  *  signifies exhibit incorporated herein by reference
			 +  signifies exhibit filed herewith

+	 3.1	Articles of Incorporation of the Registrant dated April 21,
                1997, together with Articles of  Merger of Registrant and The
                Banker's Note, Inc. dated April 21, 1997.

+	 3.2	By-Laws of the Registrant, amended and effective on September
                12,1997.

+	 4.1	VSI Holdings, Inc. 1997 Incentive Stock Option Plan as approved at the Annual Shareholders' Meeting held on April 21, 1997.

+	 4.2	VSI Holdings, Inc. 1997 Non-Qualified Stock Option Plan as
                approved at the Annual Shareholders' Meeting held on April 21, 1997.

+	 4.3	The Banker's Note, Inc. Independent Director Stock Option Plan
                as approved at the Annual Shareholders' Meeting held on June
                23,1989.

*	4.4	The Banker's Note, Inc. 1986 Incentive Stock Option Plan as
                approved at the Annual Shareholders' Meeting held on June 16, 1986, filed as Exhibit 4.1 to Form 10-K for fiscal year ended
                September 30, 1996.

*	4.5	The Banker's Note, Inc. 1986 Non-Qualified Stock Option Plan as
                approved at the Annual Shareholders' Meeting held on June 16, 1986, filed as Exhibit 4.2 to Form 10-K for fiscal year ended
                September 30, 1996.

+	9.1	Voting Agreement dated as of January 18, 1994, by and among
                Martin S. Suchik, Steve Toth, Jr., the Steve Toth, Jr. Trust, and CLT.

+	10.4	Stock Option Agreement dated as of May 6, 1993 between the
                Registrant, Steve Toth, Jr., and CLT.

+	10.5	First Amendment to Stock Option Agreement dated as of December
                30, 1993 between the Registrant, Steve Toth, Jr., the Steve
                Toth, Jr. Trust, and CLT.

*	10.7	Credit Authorization to Make Loans and to Issue Standby and
                Commercial Letters of Credit in the amount of $2,000,000 expiring December 31, 1996 between the Registrant and NBD Bank, filed as Exhibit 10.9 to Form 10-Q for the quarter ended June
                30, 1996.

+	21.1	List of Subsidiaries of the Registrant.

+	23.1	Consent of Plante & Moran LLP, Independent Auditors.

(b)  Reports on Form 8-K:

	Filed September 30, 1997 reporting the business combination of VSI Holdings, Inc. and Visual Services, Inc.

	Filed July 28, 1997 reporting the business combination of VSI Holdings,Inc. and Vispac, Inc.

	Filed July 23, 1997 reporting a change in Certifying Accountants.



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  VSI Holdings, Inc.
                                                      (Registrant)



                                               By:  /s/ Steve Toth, Jr.
                                               Steve Toth, Jr., President
                                               and Chief Executive Officer

                                               Date:  December 19, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steve Toth, Jr.     Director, President and            December 19, 1997
Steve Toth, Jr.         Chief Executive Officer

/s/ Martin S. Suchik    Director and Executive             December 19, 1997
Martin S. Suchik        Vice President

/s/ Thomas W. Marquis   Director, Treasurer,               December 19, 1997
Thomas W. Marquis       Chief Accounting Officer,
                        and Principal Financial Officer

/s/ Harold D. Cannon    Director, Secretary                December 19, 1997
Harold D. Cannon

/s/ Terry Sparks        Director                           December 19, 1997
Terry Sparks

/s/ Jerry L. Barton     Director                           December 19, 1997
Jerry L. Barton

/s/ Dr. Kenneth L. Bernhardt    Director                   December 19, 1997
Dr. Kenneth L. Bernhardt





		ITEM 14(A) 1. FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS


               VSI HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED FINANCIAL REPORT
                        SEPTEMBER 30, 1997
               VSI HOLDINGS, INC. AND SUBSIDIARIES


Independent Auditor's Report


Board of Directors and Stockholders
VSI Holdings, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of VSI Holdings, Inc. and subsidiaries (formerly The Banker's Note, Inc. and subsidiary) as of September 30,
1997 and 1996 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each year in the three-year period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.




We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VSI Holdings, Inc. and subsidiaries at September 30, 1997 and 1996 and the consolidated results of their operations and their cash flows for each year in the three-year period ended September 30, 1997 in conformity with generally accepted accounting principles.




Ann Arbor, Michigan
December 5, 1997
               VSI HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET

                                          September 30, 1997

                                            1997       1996

                     ASSETS

CURRENT ASSETS
Cash                                $   235,000 $   351,000
Cash in escrow (Note 2)               1,206,000     699,000

Trade accounts receivable:
  Billed                             29,706,000  27,681,000
  Unbilled                            6,987,000   6,298,000

Notes receivable and advances
(Note 4):
  Related party                       9,889,000   2,198,000
  Other                                 103,000     130,000
Inventory (Note 2)                    2,606,000   3,844,000
Accumulated costs of uncompleted
programs                              2,665,000   3,863,000
Deferred tax asset (Note 9)           1,185,000      81,000
Other current assets                  3,570,000     844,000

          Total current assets       58,152,000  45,989,000

LONG-TERM PORTION OF NOTES
RECEIVABLE - Related parties (Note 4)
                                        581,000   5,434,000

PROPERTY, PLANT AND EQUIPMENT(Note 5)16,766,000  12,330,000
DEFERRED TAX ASSET (Note 9)             589,000   1,934,000

OTHER ASSETS                            981,000   1,169,000

          Total assets              $77,069,000 $66,856,000

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Current portion of long-term debt
   (Note 7)                         $   156,000 $   104,000
Trade accounts payable               10,704,000  10,976,000
Notes payable to related parties
   (Note 6)                             107,000     910,000
Notes payable to bank (Note 6)       23,493,000  16,364,000
Accrued liabilities                   2,728,000   3,720,000
Declared distributions to
   stockholders                      20,659,000   2,642,000
Advances from customers for
   uncompleted projects               2,274,000   2,168,000

          Total current liabilities  60,121,000  36,884,000


LONG-TERM LIABILITIES
Notes payable - Related parties
   (Note 6)                           2,181,000       -
Related parties (Note 7)                  -       1,152,000
Long-term debt - Other (Note 7)       3,100,000     748,000

          Total long-term debt        5,281,000   1,900,000

STOCKHOLDERS' EQUITY (Notes 2 and 12)
Preferred stock - $1.00 par value per
share, 2,000,000 shares authorized,
no shares issued                          -           -
Common stock - $.01 par value per
share, 60,000,000 shares authorized,
40,371,000 shares issued for 1997
and 40,483,000 for 1996                 404,000     405,000
Additional paid-in capital            7,917,000   7,862,000
Retained earnings                     6,253,000  22,712,000
Treasury stock, at cost -
7,744,000 shares                     (2,907,000) (2,907,000)

          Total stockholders' equity 11,667,000  28,072,000

          Total liabilities and
          stockholders' equity      $77,069,000 $66,856,000

See Notes to Consolidated Financial Statements



               VSI HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF INCOME


                             Year Ended September 30
                         1997         1996          1995

REVENUE              $148,338,000 $150,299,000 $136,018,000

EXPENSES
Cost of revenue        68,973,000   72,989,000   71,485,000
Operating expenses     68,238,000   70,674,000   60,827,000

Total expenses        137,211,000  143,663,000  132,312,000

OPERATING INCOME       11,127,000    6,636,000    3,706,000

OTHER EXPENSES
Equity in earnings
of unconsolidated
investee (Note 2)      (1,465,000)    (335,000)        -
Gain (loss) on sale
of property, plant
and equipment             (19,000)     158,000        5,000
Interest and other
income                  1,078,000      775,000      365,000
Interest expense       (1,338,000)  (1,629,000)  (1,180,000)

Total other expenses   (1,744,000)  (1,031,000)    (810,000)

INCOME - Before
income taxes            9,383,000    5,605,000    2,896,000

PROVISION FOR INCOME
TAXES (Note 9)            241,000   (1,230,000)     (50,000)


NET INCOME             $9,142,000   $6,835,000   $2,946,000

PRO FORMA INFORMATION
(Note 2)
Historical income
before income taxes    $9,383,000   $5,605,000   $2,896,000
Pro forma income taxes  3,270,000    1,878,000    1,002,000

Pro forma net income   $6,113,000   $3,727,000   $1,894,000


Pro forma earnings
per share              $      .19   $      .11   $      .06

Pro forma weighted
average number of
shares outstanding     32,784,000   32,767,000   32,453,000


                     VSI HOLDINGS, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                        COMMON STOCK        ADDITIONAL  STOCK
                                            PAID IN     SUBSCRIPTIONS
                       SHARES      AMOUNT   CAPITAL     RECEIVABLE


BALANCE-September
30, 1994           40,098,000   $ 401,000  $ 7,753,000  $(373,000)

Net income              -           -            -          -

Exercise of stock
options             1,466,000      15,000    1,004,000      -

Redemption of
stock                (987,000)    (10,000)    (873,000)     -

Distributions to
stockholders            -           -            -          -

Receipts on stock
subscriptions           -           -            -        348,000

BALANCE-September
30, 1995           40,577,000     406,000    7,884,000    (25,000)

Net income              -           -            -          -
Redemption of stock   (94,000)     (1,000)     (22,000)    25,000

Distributions to
stockholders            -           -            -          -


BALANCE-September
30, 1996           40,483,000     405,000    7,862,000      -

Net income              -           -            -          -

Exercise of stock
options               156,000       2,000       86,000      -

Distributions to
stockholders            -           -           (1,000)     -

Redemption of stock  (283,000)     (3,000)     (45,000)     -

Issuance of stock      15,000       -           15,000      -

BALANCE-September
30, 1997           40,371,000   $ 404,000  $ 7,917,000  $   -



                                                TOTAL
                     RETAINED     TREASURY      STOCKHOLDERS'
                     EARNINGS     STOCK         EQUITY

BALANCE-September
30, 1994          $19,887,000   $(2,907,000)    $24,761,000

Net income          2,946,000       -             2,946,000

Exercise of stock
options                 -           -             1,019,000

Redemption of
stock                (467,000)      -            (1,350,000)

Distributions to
stockholders       (1,737,000)      -            (1,737,000)

Receipts on stock
subscriptions           -           -               348,000

BALANCE-September
30, 1995           20,629,000    (2,907,000)     25,987,000

Net income          6,835,000       -             6,835,000

Redemption of stock   (91,000)      -               (89,000)

Distributions to
stockholders       (4,661,000)      -            (4,661,000)


BALANCE-September
30, 1996           22,712,000    (2,907,000)     28,072,000

Net income          9,142,000       -             9,142,000

Exercise of stock
options                 -           -                88,000

Distributions to
stockholders      (25,225,000)      -           (25,226,000)

Redemption of stock  (376,000)      -              (424,000)

Issuance of stock       -           -                15,000

BALANCE-September
30, 1997           $6,253,000   $(2,907,000)    $11,667,000


See Notes to Consolidated Financial Statements







	       VSI HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS


                                         1997          1996           1995

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                            $ 9,142,000   $ 6,835,000   $ 2,946,000
Adjustments to reconcile net income
to net cash from operating
activities:
Depreciation and amortization           3,513,000     3,216,000     2,572,000
Equity in earnings of unconsolidated
investee                                1,465,000       335,000          -
Deferred income taxes                     241,000    (1,230,000)      (50,000)
(Gain) loss on sale of property,
plant and equipment                        19,000      (158,000)       (5,000)
Write-off of leasehold improvements       405,000       312,000          -
Bad debt expense                          151,000       100,000       158,000
(Increase) decrease in assets:
Trade accounts receivable              (2,847,000)      891,000    (6,743,000)
Inventory                               1,238,000     2,417,000    (1,711,000)
Accumulated costs of uncompleted
programs                                1,198,000     1,756,000    (1,234,000)
Other current assets                   (2,859,000)       18,000      (233,000)
Other assets                              397,000       390,000      (238,000)
Increase (decrease) in liabilities:
Trade accounts payable                   (272,000)   (3,551,000)    7,611,000
Accrued liabilities                      (992,000)    1,498,000       (77,000)
Advances from customers for
uncompleted projects                     (401,000)      810,000      (282,000)

Net cash provided by operating
activities                             10,398,000    13,639,000     2,714,000

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, plant and
equipment                              (8,373,000)   (4,395,000)   (4,899,000)
Proceeds from sale of property,
plant and equipment                         -           152,000        12,000
Additions to notes receivable and
advances                              (10,784,000)   (7,676,000)   (4,002,000)
Payments on notes receivable and
advances                                5,416,000     3,951,000     1,028,000
Investment in unconsolidated
investee                               (1,139,000)        -             -
Increase in cash surrender value of
insurance policies                          -           (49,000)      (50,000)
Proceeds from surrender of insurance
policies                                  661,000         -             -
Proceeds from store lease
construction allowances                     -           121,000       232,000

Net cash used in investing
activities                            (14,219,000)   (7,896,000)   (7,679,000)



CASH FLOWS FROM FINANCING ACTIVITIES
Increase in checks written in excess    3,782,000     3,177,000       546,000
of bank balance
Principal payments on long-term debt     (104,000)     (100,000)     (134,000)

Proceeds from long-term debt            2,508,000         -             6,000

Principal payments on related party
debt                                     (383,000)        -             -
Proceeds from related party debt        2,181,000        26,000       577,000

Net borrowings (payments) on notes
payable                                 3,347,000    (6,007,000)    7,780,000
Proceeds from exercise of stock
options                                     7,000         -         1,019,000
Distributions to stockholders          (7,209,000)   (2,656,000)   (3,985,000)

Proceeds from payment on stock
subscriptions                               -             -           348,000
Payment for redemption of stock          (424,000)      (89,000)   (1,350,000)


Net cash provided by (used in)
financing activities                    3,705,000    (5,649,000)    4,807,000

NET INCREASE (DECREASE)  IN CASH         (116,000)       94,000      (158,000)


CASH - Beginning of year                  351,000       257,000       415,000

CASH - End of year                      $ 235,000     $ 351,000     $ 257,000



NOTE 1 -  ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION

        The accompanying consolidated financial statements include the accounts of VSI Holdings, Inc. (the "Company", formerly The Banker's Note, Inc.) and its wholly owned subsidiaries, consisting of Advanced Animations, Inc., Vispac, Inc., Visual Services, Inc., BKNT Retail Stores, Inc., J.D. Dash, Inc. and BKNT, Inc. Intercompany balances and transactions have been eliminated in consolidation.

        During the year ended September 30, 1997, the Company effected mergers with three affiliated companies by exchanges of stock for stock held by affiliated stockholders. Prior to the mergers, the Company and the affiliated companies were all controlled by Mr. Steve Toth, Jr. and his family. These transactions were treated as a merger of affiliated entities under common control, accounted for similar to a pooling of interests and have been applied retroactively. The merger transactions are summarized as follows:

        - On February 1, 1997, the Company acquired all outstanding shares of Advanced Animations, Inc. in exchange for 7,563,077 shares of the Company's common stock. Visual Services, Inc. was the majority stockholder of Advanced Animations, Inc.

        - On March 1, 1997, the women's retail apparel operations of the Company were transferred into BKNT Retail Stores, Inc.

        - On July 1, 1997, the Company, renamed VSI Holdings, Inc., acquired all outstanding shares of Vispac, Inc. in exchange for 6,200,000 shares of the Company's common stock.

        - On September 30, 1997, VSI Holdings, Inc. exchanged 20,938,198 shares of its common stock for the outstanding shares of Visual Services, Inc.; the 6,652,483 shares of VSI Holdings, Inc. stock acquired by Visual Services, Inc. in the Advanced Animations, Inc. merger were returned to treasury stock.

        Advanced Animations, Inc. designs and manufactures product simulators and animatronic displays. Customers are primarily from the retail and entertainment industry located in North America.

        Vispac, Inc. provides integrated logistics and call center operations predominantly for North American automobile manufacturers.

        Visual Services, Inc. is a broad-based provider of educational curriculums and product training, interactive technology based Distance Learning Systems, product launches, web site development, direct response and site-based marketing, change process and cultural change consulting. Customers are primarily North American automobile manufacturers.

        BKNT  Retail  Stores, Inc. operates a chain of  23  women's
        apparel   specialty  stores  under  the  name  Dress   Code
        throughout the southeastern and midwestern United States.

NOTE 2 -  SIGNIFICANT ACCOUNTING POLICIES

        Revenue Recognition - Visual Services, Inc. and Vispac, Inc. recognize revenue as jobs or individually identifiable phases are completed. Amounts so recognized are accumulated in unbilled accounts receivable and billed periodically or at completion of the applicable job or phase, depending upon the terms of the client's purchase order. Program freight and transportation expenses incurred by the subsidiaries are invoiced to clients and are included in revenue and program costs.

        Advanced Animations, Inc. records revenue on display contracts on the basis of the Company's estimates of the percentage of completion of individual contracts. A percentage  of  completion of contract price determined  by the ratio of incurred costs to total estimated costs is included in revenue and the incurred costs are charged against this revenue. Revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts that require the revision become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is accrued.

        Cash in Escrow - Certain amounts received from clients in advance are restricted and held in escrow until costs related to a specific job are incurred by the Company.

        Inventory - The inventory of BKNT Retail Stores, Inc., which consists primarily of lower-priced women=s apparel, is stated at the lower of cost, determined on the first-in, first-out basis, or market. Inventory of the other companies, which consists of various raw materials and supplies, is recorded at the lower of cost, determined on the specific unit basis, or market.

        The components of inventory are as follows:


                                                  1997        1996

         Raw materials                        $  439,000  $  492,000
         Finished goods                        2,167,000   3,352,000


                  Total inventory             $2,606,000  $3,844,000


        Accumulated Costs of Uncompleted Programs - Accumulated costs of uncompleted programs are recorded at cost, determined on a specific job basis, and consist of applicable labor, materials, recoverable costs and overhead.

        Property,  Plant  and  Equipment  -  Property,  plant   and
        equipment are recorded at cost. Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of the assets. Amortization of leasehold improvements is computed on the straight-line method over the estimated useful lives of the assets or the lease term. Costs of maintenance and repairs are charged to expense when incurred.

        Store Openings and Closings - Provision is made at the time a retail store is closed to record the related store closing costs, including estimated termination costs. Costs associated with opening new stores are charged to expense as incurred.

        Income Taxes - Deferred tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using the currently enacted income tax rates and laws. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

        Prior to the mergers, Visual Services, Inc. and Vispac, Inc. were S Corporations and Advanced Animations, Inc. was a limited liability company. All income prior to the mergers was taxed to their stockholders and members. Accordingly, no provision for income taxes has been made for these subsidiaries through the date of the mergers. As of the date of the mergers, these subsidiaries elected C Corporation status and will be included in the consolidated tax return of VSI Holdings, Inc. The subsidiaries declared distributions of previously taxed undistributed income totaling $25,360,000 to the stockholders of these entities.

        Pro forma income taxes include historical income tax expense plus a provision for income taxes at 34 percent of the income before income taxes of the subsidiaries not subject to tax prior to the date of the mergers.

        Retirement Plan - The Company has a voluntary retirement savings plan designed in accordance with Section 401(k) of the Internal Revenue Code that covers all eligible employees. Employer contributions are discretionary and determined annually by management. Employer contributions amounted to $369,000 and $358,000 for the years ended September 30, 1996 and 1995, respectively. There was no contribution made for the year ended September 30, 1997.

        Equity Investments - During 1997 and 1996, the Company held an 11 percent interest in VSI Consulting, L.L.C. The majority stockholder of the Company, through indirect ownership, held the remaining interest in VSI Consulting, L.L.C. The investment in VSI Consulting, L.L.C. has been accounted for under the equity method of accounting due to the Company's ability to exercise significant influence over its operating and financial activities. The Company recorded losses of $1,181,000 and $335,000 for the years ended September 30, 1997 and 1996, respectively, which have been netted against a note receivable due from VSI Consulting, L.L.C. (see Note 4). There was no gain or loss for the year ended September 30, 1995. During 1997, VSI Consulting, L.L.C. was dissolved.

        The Company also held a 33 percent interest in Corporate Eagle Six, L.L.C. The investment has been accounted for under the equity method of accounting. The Company has recorded a loss of $284,000 for the year ended September 30, 1997, which has been netted against the investment.
        The investment has been included in other assets and amounted to $909,000 at September 30, 1997.

        Stockholders' Equity - During the year ended September 30, 1997, the Company increased the authorized number of shares from 20,000,000. In addition, the shares outstanding information has been restated to reflect the mergers.

        Earnings per Share - Pro forma earnings per share in each year is computed using the weighted average number of shares outstanding, including common stock equivalents when dilutive, as if the subsidiaries had been consolidated for all years presented. Common stock equivalent shares result from the stock options discussed in Note 12.

        Statement  of Financial Accounting Standards No. 128  (SFAS
        128), Earnings per Share, establishes standards for computing and presenting earnings per share. This statement is effective for financial statements issued for periods ending after December 15, 1997. Management does not expect the statement will have a material impact.






        Stock Options - The Company has several stock option plans (see Note 12). Options granted to employees and directors are accounted for using the intrinsic value method, under which compensation expense is recorded at the amount by which the market price of the underlying stock at the grant date exceeds the exercise price of an option. Under the Company's plans, the exercise price on all options granted equals or exceeds the fair value of the stock at the grant date. Accordingly, no compensation cost is recorded as a result of stock option awards under the plans.

        Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 3 -  AFFILIATES AND RELATED PARTY TRANSACTIONS

        At September 30, 1996, VSI Consulting, L.L.C., an unconsolidated investee of the Company, held a 74 percent interest in Seventh Medium, Inc. The Company had sales to Seventh Medium, Inc. amounting to approximately $437,000, $962,000 and $608,000 during the years ended September 30, 1997, 1996 and 1995, respectively. There were no significant trade accounts receivable at September 30, 1997 and 1996. During 1997, Seventh Medium, Inc. was dissolved.


NOTE 4 -  NOTES RECEIVABLE AND ADVANCES

        Notes receivable and advances consist of the following:

                                                 1997         1996
        Note  receivable from a  partnership
        controlled    by   the   controlling
        stockholder    of    the    Company,
        unsecured,  bearing  interest  at  7
        percent.  Included in other  current
        assets  at  September  30,  1997  is
        accrued   interest   of   $1,256,000
        relating   to   this   note.     The
        controlling     stockholder      has
        represented   that  the   note   and
        accrued  interest  will  be   repaid
        within one year from the proceeds of
        the   declared   distributions    to
        stockholders                          $9,628,000  $     -





        Note   receivable  from  a   related
        unconsolidated investee,  unsecured,
        bearing  interest at 12 percent  and
        due  on demand (net of the Companys
        share of income and losses accounted
        for  under  the  equity  method   of
        accounting).   Included   in   other
        current assets at September 30, 1996
        is   accrued  interest  of  $716,000
        relating to this note.  During 1997,
        approximately $1,516,000 was written
        off  as  a  loss  on  unconsolidated
        investment upon dissolution  of  the
        investee                                   -       5,050,000

        Note  receivable from a stockholder,
        unsecured,  bearing  interest  at  7
        percent and due on demand                171,000     174,000

         Note  receivable from a stockholder,
        unsecured,  payable upon demand  and
        bearing interest at the bank=s prime
        rate (8.50 percent at September  30,
        1997).    The  balance  was   repaid
        during 1997                                -         223,000

         Note  receivable from a  partnership
        related    by    common   ownership,
        unsecured,  bearing  interest  at  8
        percent.   The  balance  was  repaid
        during 1997                                -         930,000

         Land       contract      receivable,
        collateralized  by   land,   bearing
        interest  at  11 percent  per  annum
        with monthly interest- only payments
        of  $1,192  through July 1997.   The
        balance was repaid during 1997             -         130,000

        Advances, noninterest-bearing,
        unsecured, due on demand:
          Stockholder                            489,000     345,000
          Officers                                 -         711,000
          Employees                              182,000     199,000

         Other                                   103,000       -

                  Total                       10,573,000   7,762,000


                  Less current portion         9,992,000   2,328,000

                  Long-term portion          $   581,000  $5,434,000




NOTE 5 -  PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following:

                                                  1997         1996

         Land and land improvements          $ 1,088,000 $   663,000
         Building                              5,712,000   3,172,000
         Furniture, fixtures and equipment    26,380,000  25,973,000
         Leasehold improvements                4,845,000   4,851,000
         Production costs                      1,564,000       -
         Vehicles                                305,000     293,000

                  Total                       39,894,000  34,952,000

        Less accumulated depreciation and
        amortization                          23,128,000  22,622,000

                  Net carrying amount        $16,766,000 $12,330,000

        Depreciation expense amounted to $3,513,000, $3,216,000 and $2,572,000 for the years ended September 30, 1997, 1996 and 1995, respectively.


NOTE 6 -  NOTES PAYABLE

        The  Company  has  several lines of credit.   They  are  as
        follows:
                                                  1997         1996

        Bank   line  of  credit,  unsecured,
        permitting    borrowings    up    to
        $6,000,000  with interest  at  prime
        (8.5 percent at September 30, 1997).
        Borrowings equal to or greater  than
        $500,000  can  be  made  for   fixed
        periods  of  time at  a  fixed  rate
        equal   to   the  London   Interbank
        Offered   Rate  (LIBOR)  plus   1.75
        percent (LIBOR at September 30, 1997
        was 6.06 percent)                     $ 4,018,000 $ 3,480,000

        Bank   line   of  credit  permitting
        borrowings up to $21,000,000 at  the
        bank's  prime rate (8.5  percent  at
        September   30,  1997).   Borrowings
        equal  to  or greater than  $500,000
        can  be  made for fixed  periods  of
        time  at a fixed rate equal to LIBOR
        plus  1.75  percent.  Collateralized
        by  all  assets of Visual  Services,
        Inc.   Standby letters of credit  of
        $375,000  further  reduce  available
        borrowings on the line at  September
        30, 1997                               10,372,000   6,636,000

        Bank   line   of  credit  permitting
        borrowings up to $3,000,000  at  the
        bank=s  prime rate (8.5  percent  at
        September 30, 1997).  Collateralized
        by  all  assets of Visual  Services,       -        1,177,000
        Inc.

        Bank   line   of  credit  permitting
        borrowings up to $2,000,000  at  the
        bank's  prime rate (8.5  percent  at
        September 30, 1997).  Guaranteed  by
        Mr. Toth.  Standby letters of credit
        of   $478,000  further  reduce   the
        available borrowings on the line  at
        September 30, 1997                        850,000     600,000

         Checks  written  in excess  of  bank
        balance.  Upon presentment of checks
        for  payment, additional  borrowings
        will be made on the lines of credit     8,253,000   4,471,000

                  Total notes payable to
                  bank                        $23,493,000  16,364,000

        The loan agreements contain certain covenants that requires that, among other things, the Company maintains certain levels of net worth and working capital and that the ratio of total liabilities to net worth, debt service ratio and current ratio do not exceed certain amounts.

        As of September 30, 1997, Visual Services, Inc. and Vispac, Inc.'s lines of credit had expired and are being extended on a monthly basis by the bank until negotiations of a new line of credit can be completed.

        Notes payable to related parties consist of the following:
                                                 1997         1996

        Note  payable to the spouse  of  Mr.
        Toth.   The note is unsecured, bears
        interest at 8 percent and is due  on      -           357,000
        demand

        Note  payable to Mr. Toth.  The note
        is   unsecured,  bears  interest  at
        prime (8.50 percent at September 30,
        1997)  and  is due on  demand.   Mr.
        Toth  has  represented payment  will
        not be demanded during fiscal 1998      2,181,000       -

        Note payable to a limited
        partnership controlled by Mr.  Toth.
        The   note   is   unsecured,   bears
        interest at 8.25 percent and is  due      107,000       -
        on demand


         Note    payable   to    a    limited
        partnership controlled by Mr.  Toth,
        unsecured,     due    in     monthly
        installments  of  $8,265   including
        interest at 11 percent (see Note 10)       -          553,000

                  Total notes payable to
                  related parties               2,288,000     910,000

                  Less current portion            107,000     910,000

                  Long-term portion           $ 2,181,000  $    -


        The weighted-average interest rate on short-term notes payable was 8.0 percent and 7.9 percent as of September 30, 1997 and 1996, respectively.


NOTE 7 -  LONG-TERM DEBT

        Long-term debt consists of the following:

                                                 1997         1996

        Line   of   credit  with  a  limited
        partnership controlled by  Mr.  Toth
        (see Note 10)                             -         1,152,000

        Bonds   payable  consisting  of   an
        Industrial Revenue Development  Bond
        ("IRDB").   The IRDB bears  interest
        at  68.875 percent of the prime rate
        and    is    payable   in    monthly
        installments  through  March   2001.
        The  bond is collateralized  by  the
        related   office/warehouse  property
        with  net book value of $858,000  at
        September 30, 1997                        269,000     334,000


         Mortgage  payable to  bank,  bearing
        interest  at the bank's  prime  rate
        (8.5 percent at September 30, 1997),
        due   in  monthly  installments   of
        $3,222  plus interest, with a  final
        principal interest due on  March  1,
        2002.       The     mortgage      is
        collateralized by the  related  land
        and  building with a net book  value
        of $496,000 at September 30, 1997         479,000     518,000






         Mortgage  payable to  bank,  bearing
        interest  at the bank=s  prime  rate
        (8.5 percent at September 30, 1997),
        due   in  monthly  installments   of
        $21,765 including interest,  with  a
        final   principal  payment  due   on
        September 1, 2004.  The mortgage  is
        collateralized by the  related  land
        and  building with a net book  value
        of $2,537,000 at September 30, 1997     2,508,000        -

                  Total                         3,256,000   2,004,000


                  Less current portion            156,000     104,000

                  Long-term portion            $3,100,000  $1,900,000

        Principal payments due on the long-term debt are as follows:

                Years Ending
                September 30                Amount

                    1998                 $  156,000
                    1999                    166,000
                    2000                    177,000
                    2001                    150,000
                    2002                    398,000
                  2003 and                2,209,000
                 thereafter

                         Total           $3,256,000



NOTE 8 -  COMMITMENTS AND CONTINGENCIES

        Lease Commitments - The Company utilizes operating leases for equipment, stores, warehouse and operating facilities. For most locations, the Company pays taxes, insurance and maintenance costs. Lease terms generally range from one to ten years with renewal options for additional three- to ten-
        year  periods.   Certain retail store  leases  provide  for
        additional contingent rentals based on a percentage of sales in excess of a minimum amount.

        The Company leases one of its primary operating facilities from a partnership that the Company's controlling stockholder owns 100 percent through direct and indirect ownership.






        The minimum lease payments for the remaining years under the above leases are as follows:

         Years Ending       Related
         September 30       Party         Other           Total

             1998        $  551,000  $ 4,604,000      $ 5,155,000
             1999           551,000    4,149,000        4,700,000
             2000           551,000    3,231,000        3,782,000
             2001           551,000    2,441,000        2,992,000
             2002            92,000    2,043,000        2,135,000
           2003 and           -          752,000          752,000
          thereafter

               Total     $2,296,000  $17,220,000      $19,516,000

        Rent  expense was as follows for the years ended  September
        30:

                                 1997         1996        1995

         Related party      $  641,000   $  613,000  $  624,000
         Other               4,253,000    5,303,000   4,494,000

                  Total     $4,894,000   $5,916,000  $5,118,000


        Consignment Inventories - The Company receives apparel merchandise on a consignment basis from certain vendors. Consigned inventories are not reflected on the Company's balance sheet as the consignors retain ownership of the merchandise. Consignment inventories (at cost) were approximately $324,000 and $236,000 at September 30, 1997 and 1996, respectively. Sales of consignment merchandise were approximately $3,859,000, $123,000 and $199,000 for
        the   years  ended  September  30,  1997,  1996  and  1995,
        respectively.


NOTE 9 -  INCOME TAXES

        A summary of deferred tax assets, liabilities and valuation allowances for deferred tax assets include the following amounts at September 30, 1997 and 1996:

                                                   1997        1996

         Deferred tax liabilities -
            Depreciation                        $(205,000)  $(220,000)

         Deferred tax assets:
          Net operating loss carryforwards      2,329,000   2,316,000





          Bad debt deductions not recognized
          for tax purposes                          1,000     103,000
          Charitable contribution
          carryforwards                            43,000      48,000
          Uniform capitalization of costs in
          inventory                                25,000      28,000
          Accrued expenses not deductible
          for tax purposes                        126,000     170,000


                  Total deferred tax assets     2,524,000   2,665,000


         Valuation allowance for deferred tax
          assets                                 (545,000)   (430,000)

                  Net deferred tax asset       $1,774,000  $2,015,000


        At September 30, 1997, the Company had approximately $5,385,000 and $106,000 of net operating loss and charitable contribution carryforwards, respectively, for federal income tax purposes. The net operating loss carryforward begins to expire in fiscal year 2005. The charitable contribution carryforwards have begun to expire with $45,000 expiring during fiscal year 1996.

        The Company also had net operating loss carryforwards for state tax purposes at September 30, 1997, which expire at varying dates through fiscal year 2011. A valuation allowance has been recorded to reduce to zero the deferred tax asset relating to the state net operating loss carryforwards.

        The provision for income taxes consists of:

                                1997         1996          1995

         Current             $    -     $    -         $   -
         Deferred             241,000    (1,230,000)     (50,000)

            Total provision
            for income taxes $241,000   $(1,230,000)   $ (50,000)


        A   reconciliation  of  taxes  on  income  from  continuing
        operations based on the statutory federal income tax rate to the provision for income taxes is as follows:

                                1997         1996          1995

         Tax computed at
        statutory federal
          income tax rate  $3,190,000   $1,906,000  $   984,000




         Nondeductible
           expenses             7,000        5,000        7,000
         Subsidiaries
           formerly not
           subject to tax
           (Note 2)        (3,029,000)  (3,108,000)  (1,052,000)

         Other                 73,000      (33,000)      11,000

            Total
            provision for
            income taxes   $  241,000  $(1,230,000) $   (50,000)


NOTE 10 -  CASH FLOWS

         Cash paid during the years ended September 30, 1997, 1996 and 1995 for interest amounted to $1,235,000, $1,571,000 and $1,049,000, respectively.

         The Company had the following noncash transactions:

         - During 1997, the Company reduced a note receivable from the limited partnership in exchange for a reduction in a note payable and a line of credit from the limited partnership controlled by Mr. Toth in the amount of $1,572,000.

         - During 1996, the Company sold land in exchange for a land contract receivable of $130,000.


NOTE 11 -  SELF-INSURANCE PLAN

         The Company is substantially self-insured for employee medical and dental claims. The policy year of the plan is October 1 to September 30. The Company has purchased stop-loss insurance for individual claims that exceed $75,000 annually, up to a maximum of $1,000,000. The approximate amount of employer contributions paid or accrued for the plan years ended September 30, 1997, 1996 and 1995 was $1,689,000, $1,476,000 and $914,000, respectively.

NOTE 12 -  STOCK OPTIONS

         The Company issued options for the Company's common stock in the following two arrangements:

         Mr. Toth's Options

         In 1993, the Company granted Mr. Toth options to purchase 825,000 shares of the Company's common stock at $.15625 per share for providing assistance with financing in accordance with its Plan of Reorganization. During fiscal year 1995, 400,000 shares of the 825,000 share options were exercised by a partnership affiliated with Mr. Toth.

         Casablanca Options

         In connection with a retail outlet agreement signed on February 1, 1995 between The Casablanca Group, L.P. ("Casablanca") and the Company, stock options for 5,000 and 35,000 shares were issued to Casablanca during fiscal 1996 and 1995, respectively. During fiscal 1997, all the retail outlets opened under this agreement were closed. The options previously issued were canceled.

         The Company has stock options outstanding or issuable for the benefit of employees and directors under the following plans:

         1986 Incentive Stock Option Plan - Options under this plan were granted to officers and key employees at prices not less than the market price at date of grant. Options are generally exercisable one third annually commencing 12 months after the date granted and expire at the end of six years. This plan terminated March 1996 and no new options will be granted.

         1986 Nonqualified Stock Option Plan - Options under this plan were granted to officers and employees at prices not less than the market price at date of grant. Options are generally exercisable one third annually commencing 12 months after the date granted and expire at the end of 10 years. This plan terminated March 1996 and therefore, no new options will be granted under the plan.

         1997 Nonqualified Stock Option Plan and 1997 Incentive Stock Option Plan - These plans were established during 1997 to issue options to officers and employees at prices not less than the market price at date of grant. Each plan is authorized to issue options for 500,000 shares of the Company's common stock. As of September 30, 1997, no options had been granted.

         Independent Director Stock Option Plan - Options under this plan are granted to independent directors who are neither employees nor beneficial owners of 5 percent or more of the Company's common stock at prices equal to the market price of the Company's common stock at date of grant. Options for 30,000 shares were exercised during fiscal 1997; during the same period, options for 20,000 shares were granted. Options granted are usually exercisable 30 days from date of grant as determined by vesting schedules in the plan.








         Effective October 1, 1996, the Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock options plans been determined based on the fair value at the grant date for awards in 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would not have been materially affected.

         Information regarding these fixed-price option plans for the years ended September 30, 1997, 1996 and 1995 are as follows:
                                1997
                                     Weighted
                            Shares   Average     1996      1995
                                     Exercise
                                     Price      Shares    Shares

Options outstanding -
Beginning of year           775,000       .34   790,700  1,159,100

Canceled                    (80,000)      .50   (20,000)    (3,400)
Granted                      20,000      3.13     5,000     35,000
Exercised                  (155,700)      .56       -     (400,000)

Options outstanding - End
of year                     560,000       .36   775,000    790,700

Option price range - End
of year                     $.15625 to $3.125

Option price range for
exercised shares            $.50 to $1.00

Options available for
future grants - End
of year                      1,080,000


Weighted average fair
value of options
granted during the year       $2.75













        The following table summarizes information about fixed price stock options outstanding at September 30, 1997:

                      Options Outstanding       Options Exercisable

                        Weighted-
Range      Number       Average      Weighted-   Number       Weighted
of         Outstanding  Remaining    Average     Exercisable  Average
Exercise   at           Contractual  Exercise    at           Exercise
Price      9/30/97      Life         Price       9/30/97      Price

$.15625     425,000     3 years     $ .15625      425,000    $ .15625
 .50 to .75  115,000     6 years       .64          80,000      .68
3.125        20,000     5 years      3.125         20,000     3.125

 .15625 to
 3.125      560,000                               525,000      .35


         In November 1997, the Company issued options to employees for 302,000 shares of the Company's common stock. One-half of the options are exercisable two years from the date of grant, with the remaining options exercisable three years from the date of grant. The options have an exercise price of $6.20 and expire five years from the date of grant.






NOTE 13 -  INDUSTRY SEGMENTS

         The Company's operations are classified into three business segments: marketing services, entertainment and retail. The marketing services segment performs administrative and data management services, creates, prints and prepares promotional materials and performs other marketing services. In addition, the marketing services segment provides product and leadership training and creates and produces video training products, industrial theater and meetings.

         The   entertainment  segment  designs   and   manufactures
         animated   displays  for  the  retail  and   entertainment
         industry throughout North America.

         The retail segment operates a chain of women's apparel specialty stores.

         Summarized financial information by each of the Company's three industry segments for the three-year period ended September 30, 1997 is as follows:



                                         1997         1996          1995

        Revenue:
         Marketing services sector  $124,110,000   $119,489,000   $104,536,000
         Entertainment sector          6,506,000      8,724,000      7,523,000
         Retain sector                17,722,000     22,086,000     23,959,000

             Consolidated total     $148,338,000   $150,299,000   $136,018,000


         Income from operations:
          Marketing services sector $ 11,675,000   $  9,178,000   $ 3,677,000
          Entertainment sector         1,002,000      1,720,000       452,000
          Retail sector                 (491,000)    (3,329,000)      (53,000)
          Equity in earnings of
          unconsolidated investee     (1,465,000)      (335,000)          -
          Interest expense            (1,338,000)    (1,629,000)   (1,180,000)

               Consolidated income
                before income taxes  $  9,383,000   $  5,605,000   $2,896,000

         Identifiable assets:
          Marketing services sector  $ 67,699,000   $ 56,202,000   $55,224,000
          Entertainment sector          3,534,000      2,658,000     2,484,000
          Retain sector                 5,836,000      7,996,000     9,395,000

              Consolidated total     $ 77,069,000   $ 66,856,000   $67,103,000

         Depreciation and amortization:
           Marketing services sector $  3,012,000   $  2,620,000   $ 2,041,000
           Entertainment sector           183,000        174,000       128,000
           Retail sector                  318,000        422,000       403,000

              Consolidated total     $  3,513,000   $  3,216,000   $ 2,572,000





         Capital expenditures:
           Marketing services sector $  6,651,000   $  3,347,000   $ 3,712,000
           Entertainment sector         1,587,000        364,000       324,000
           Retail sector                  135,000        684,000        63,000

              Consolidated total     $  8,373,000   $  4,395,000   $ 4,899,000


         The following companies are considered major customers comprising 10 percent or greater of the Company's net sales:

                                          1997      1996      1995

          Ford Motor Company               25%       26%      22%
          General Motors Corporation       28        24       25

                   Total                   53%       50%      47%


NOTE 14 -  LITIGATION

         As of September 30, 1997, the Company has pending litigation with a former employee and stockholder who is seeking damages for wrongful discharge and increased value for Company stock sold under a previously determined formula. The plaintiff has not indicated the dollar amount of damages being sought. At this time, the case is in preliminary stages and the outcome is not determinable. Management feels the case is without merit and plans to vigorously defend the lawsuit.


NOTE 15 -  FAIR VALUE OF FINANCIAL INSTRUMENTS

         A summary of the fair value of financial instruments, as well as the methods and significant assumptions used to estimate fair value, is as follows:

         Short-term Financial Instruments - The fair value of short-term financial instruments, including cash, trade accounts receivable and payable, accrued liabilities and advances from customers, approximates the carrying amount in the
         accompanying  financial  statements  due  to   the   short
         maturity of such instruments.

         Notes Receivable and Advances - The fair value of notes receivable and advances approximates the carrying amount since the note rates approximate rates currently available to the Company for notes with similar terms and maturities.

         Notes Payable to Bank - The fair value of variable rate notes payable approximates the carrying amount since the current effective rates reflect market rates.

         Notes Payable to Related Parties - The fair value of notes payable to related parties approximates the carrying amounts since the note rates approximate rates currently available to the Company for debt with similar terms and maturities.


         Long-term Debt - The fair value of the Company's long-term debt approximates the carrying amount since the debt rates approximate rates currently available to the Company for debt with similar terms and maturities.


NOTE 16 -  SUBSEQUENT EVENTS

         Stock Granted - In December 1997, the Company granted approximately 426,000 shares of the Company's common stock to employees as compensation.

         Purchase of Performance Systems Group - In November  1997,
         the   Company  announced  that  it  had  entered  into   a
         definitive agreement to acquire the assets of Performance Systems Group for approximately $5.1 million, consisting of 280,000 shares of the Company's common stock and $3 million in cash. Additional contingent consideration of $900,000 may be due based on future earnings of the purchased business. Performance Systems Group provides in-field consulting and change process sustainment services primarily to automobile dealerships. The acquisition will be accounted for under the purchase method.


                               Exhibit Index


                                                       Consecutively
Exhibit                                                Numbered
Number                                                 Pages



 3.1	Articles of Incorporation of the Registrant dated April 21, 1997, together with Articles of Merger of Registrant and The Banker's Note, Inc. dated April 21, 1997.

 3.2	By-Laws of the Registrant, amended and effective on September 12, 1997.

 4.1	VSI Holdings, Inc. 1997 Incentive Stock Option Plan as approved at the
        Annual Shareholders' Meeting held on April 21, 1997.

 4.2	VSI Holdings, Inc. 1997 Non-Qualified Stock Option Plan as approved at the Annual Shareholders' Meeting held on April 21, 1997.

 4.3	The Banker's Note, Inc. Independent Director Stock Option Plan as
        approved at the Annual Shareholders' Meeting held on June 23, 1989.

 9.1	Voting Agreement dated as of January 18, 1994, by and among Martin S.
        Suchik, Steve Toth, Jr., the Steve Toth, Jr. Trust, and CLT.

10.4	Stock Option Agreement dated as of May 6, 1993 between the Registrant,
        Steve Toth, Jr., and CLT.

10.5	First Amendment to Stock Option Agreement dated as of December 30, 1993 between the Registrant, Steve Toth, Jr., the Steve Toth, Jr. Trust, and CLT.

21.1	List of Subsidiaries of the Registrant.

23.1	Consent of Plante & Moran LLP, Independent Auditors.


				Exhibit 3.1

		ARTICLES OF INCORPORATION OF
			VSI HOLDINGS, INC.

	The Articles of Incorporation of VSI HOLDINGS, INC., effective the later of April 21, 1997 or filing with the Secretary of State of Georgia, are as follows:
	ARTICLE I
	The present name of the Corporation is "VSI HOLDINGS, INC.".
	ARTICLE II
	The period of its duration is perpetual.
	ARTICLE III
	The Corporation shall be organized pursuant to provisions of the Georgia Business Corporation Code.
	ARTICLE IV
	The total number of shares of all classes of stock which the Corporation shall have authority to issue is 62,000,000, of which 2,000,000 shares are of a class designated Preferred Stock having a par value of $1.00 per share and 60,000,000 shares are of a class designated Common Stock having a par value of $.01 per share. The preferences, limitations and relative rights of the Preferred Stock and the Common Stock shall be as follows:
	DIVISION A--THE PREFERRED STOCK
	1.	The shares of Preferred Stock, par value $1.00 per share,
may be divided into and issued in series.  Each such series shall be so designated as to distinguish the shares thereof from the shares of all other series and classes, and all shares of the Preferred Stock shall be identical, except as to the following relative rights and preferences, as to which there may be variations between different series:
	a.	The rate of dividend;

	b.	The price at, and the terms and conditions at which,
shares may be redeemed;

	c.	The amount payable upon shares in the event of involuntary
liquidation;

	d.	The amount payable upon shares in the event of voluntary
liquidation;

	e.	Mandatory or optional sinking fund provision, if any, for
the redemption or purchase of shares;

	f.	The terms and conditions on which shares may be converted,
if the shares of any series are issued with the privilege of conversion;

	g.	Voting rights, including the number of votes per shares,
or any fraction thereof, the matters on which such shares can vote and the contingencies which make such voting rights effective.




	2. 	The Board of Directors of the Corporation is hereby
authorized, from time to time, by resolution or resolutions providing for the issuance thereof, to divide the shares of Preferred Stock into and to establish series of Preferred Stock into and to establish series of Preferred Stock, to designate each such series, to fix and determine the relative rights and preferences of the shares of any series so established, and to issue and sell any and all of the authorized and unissued shares of Preferred Stock as shares of any series thereof established by action of the Board of Directors pursuant hereto.
	3.	The following provisions shall apply to all shares of the
Preferred Stock irrespective of series:
	a.	To the extent that the resolution or resolutions creating
any series of Preferred Stock shall provide that any dividends shall be paid thereon, the holders of Preferred
Stock of each such series shall be entitled to receive on the dates and for the periods hereafter specified by the Board of Directors, dividends in cash, payable when, if and as declared by the Board of Directors out of any funds legally available therefor, at such rates as shall be determined by the Board of Directors for the respective series, from the date on which such shares have been originally issued. Such dividends, if any, shall be cumulative from the date of issue, so that no dividend
(other than a dividend payable in Common Stock of the Corporation) or other distribution shall be paid or declared or made on, and no amounts shall be applied to the purchase or redemption of, the Common Stock or any other class of stock ranking junior to the Preferred Stock as to dividends or assets unless (i) full cumulative dividends for all past dividend periods shall have been paid or declared and set apart for payment, and full dividends for the then current dividend period shall have been or simultaneously therewith shall be paid or declared, on outstanding Preferred Stock of all series entitled to receive dividends at the rates determined for the respective series, and (ii) after giving effect to such payment of dividends, other distribution, purchase or redemption, the aggregate capital of the Corporation applicable to all capital stock of the Corporation then outstanding, plus the earned and capital surplus of the Corporation, shall exceed the aggregate amount payable on involuntary dissolution, liquidation or winding up of the Corporation on all shares of the Preferred Stock and all stock ranking prior to or on a parity with the Preferred
Stock as to dividends or assets outstanding after the payment of such dividends, other distribution, purchase or redemption. Accumulations of dividends shall not bear interest. Dividends shall not be paid or declared and set apart for payment on the Preferred Stock of any one series for any dividend period unless dividends have been or are contemporaneously paid or declared and set apart for the payment on the Preferred Stock of all series entitled thereto for all dividend periods terminating on the same or earlier date.


	b.	In the event of any dissolution, liquidation or winding up
of the Corporation, whether voluntarily or involuntarily, the holders of Preferred Stock of each series then outstanding, without any preference of the shares of any series of Preferred Stock over the shares of any other series of Preferred Stock, shall be entitled to receive in cash out of the assets of the Corporation, whether capital or surplus or otherwise, before any distribution of the assets shall be made to the holders of Common Stock or of any other class of stock ranking junior to the Preferred
Stock as to dividends or assets, the amount determined by the Board of Directors, pursuant to the authority granted hereinabove in Paragraph 2 hereof, to be payable on the shares of such series in the event of voluntary or involuntary dissolution, liquidation or winding up, as the case may be, together, in all cases, with unpaid accumulated dividends, if any, whether such dividends are earned, declared or otherwise, to the date fixed for such payment. If the assets shall not be sufficient to pay in full the amounts so determined to be payable on all shares of the Preferred Stock in the event of such voluntary or involuntary dissolution, liquidation or winding up, as the case may be, then the assets available for payment shall be distributed ratably among the holders of the Preferred
Stock of all series in accordance with the amounts so determined to be payable on the shares of each series in the event of voluntary or involuntary dissolution, liquidation or winding up, as the case may be, in proportion to the full preferential amounts, together with any and all dividend arrearages, to which they are respectively entitled. After payment to the holders of the Preferred Stock of the full preferential amounts hereinbefore provided for, the holders of Preferred Stock will have no other rights or claims to any of the remaining assets of the Corporation either upon distribution of such assets or upon dissolution, liquidation or winding up. The sale of all or substantially all the property of the Corporation to, or the merger, consolidation or reorganization of the Corporation into or with any other corporation, or the purchase or redemption by the Corporation of any shares of its Preferred Stock or its Common Stock or any other class of its stock shall not be deemed to be a distribution of assets or a dissolution, liquidation or winding up for the purposes of this paragraph.












	c.	So long as full cumulative dividends on all outstanding
shares of Preferred Stock for all dividend periods ending on or prior to the date fixed for redemption shall have been paid or declared and set apart for payment and subject to any applicable requirements of Georgia law, the Corporation may, (i) at the option of the Board of Directors of the Corporation, redeem the whole or any part of the shares of any series of Preferred Stock determined by it to be redeemable pursuant to the authority granted hereinabove in Paragraph 2 hereof, and without redeeming the shares of any other series thereof, or (ii) redeem the whole or any part of any series of Preferred Stock to meet any sinking fund requirement determined pursuant to the authority granted hereinabove in Paragraph 2 hereof, and without redeeming the shares of any other series thereof, in each case on the terms and conditions and at the redemption price so determined for such series, plus the amount of unpaid accumulated dividends, if any, to the date of such redemption. All such redemptions of Preferred Stock shall be effected in accordance with the procedure for redemptions set forth in the Georgia
Business Corporation Code in effect at the times of such redemptions.

		On or before the date fixed for redemption, the Corporation may provide for payment of a sum sufficient to redeem the shares called for redemption either (1) by setting aside the sum, separate from its other funds, in trust for the benefit of the holders of the shares to be redeemed, or (2) by depositing such sum in a bank or trust company (either such a financial institution located in Georgia having capital and surplus or at least ten million dollars ($10,000,000) according to its latest statement of condition, or in such other financial institution located elsewhere in the United States which is now or hereafter duly appointed and acting as transfer agent of the Corporation) as a trust fund, with irrevocable instructions and authority to the bank or trust company to give or complete the notice of redemption and to pay, on or after the date fixed for redemption, the redemption price on surrender of certificates evidencing the shares of Preferred Stock called for redemption. From and after the date fixed for redemption, (a) the shares shall be deemed to be redeemed, (b) dividends thereon shall cease to accumulate, (c) such setting aside or deposit shall be deemed to constitute full payment for the shares, (d) the shares shall no longer be deemed to be outstanding, (e) the holders thereof shall cease to be shareholders with respect to such shares, and (f) the holders shall have no rights with respect thereto, except the right to receive their proportionate shares of the funds set aside pursuant hereto or deposited upon surrender of their respective certificates, and any right to convert such shares which may exist. Any interest accrued on funds set aside pursuant hereto or deposited shall belong to the Corporation. If the holders of shares do not, within six
(6) years after such deposit, claim any amount so deposited for redemption thereof, the bank or trust company shall upon demand pay over to the Corporation the balance of the funds so deposited, and the bank or trust company shall thereupon be relieved of all responsibility to such holders.

	d.	So long as full cumulative dividends on all outstanding
shares of Preferred Stock for all dividend periods ending on or prior to the date of purchase shall have been paid or declared and set apart for payment and subject to applicable requirements of Georgia law, the Corporation may purchase, directly or indirectly, shares of Preferred
Stock of any series to the extent of the aggregate of unrestricted capital surplus and unrestricted reduction surplus available therefor.

	e.	Upon any issue for money or other consideration of any
stock of the Corporation that may be authorized from time to time, or treasury stock, no holder of Preferred Stock shall have any preemptive or other right to subscribe for, purchase, or receive any proportionate or other shares of the stock so issued, but the Board of Directors may dispose of all or any portion of such stock as and when it may determine, free of any such rights, whether by offering the same to shareholders or by sale or other disposition as said Board of Directors may deem advisable.

	4.	Voting Powers.

	a.	Except as provided by law, as set forth herein or as may
be provided with respect to any series by the Board of Directors pursuant to the authority granted hereinabove in
Section 2 hereof, the holders of Preferred Stock shall not have any right to vote for any purpose or on any matter whatsoever, all such voting power being vested exclusively in the shares of Common Stock of the Corporation. Holders of Preferred Stock shall not be entitled to receive notice of any meeting of shareholders of the Corporation at which they are not entitled to vote.

	b.	The holders of shares of any and all series of Preferred
Stock outstanding on the record date for any such meeting of the shareholders shall be entitled to vote, as a single class, upon any proposed amendment to these Articles of Incorporation, if such amendment would (i) increase or decrease the aggregate number of authorized shares of Preferred Stock, (ii) increase or decrease the par value of shares of Preferred Stock, (iii) effect an exchange, reclassification or cancellation of all or a part of the shares of Preferred Stock, (iv) effect an exchange, or create a right of exchange, of all or any part of the shares of another class into shares of Preferred Stock,
(v) change the designations, preferences, limitations or relative rights of any series of Preferred Stock at any time outstanding in those respects in which the shares thereof vary from shares of other series of Preferred
Stock at the time outstanding, (vi) change the shares of Preferred Stock, whether with or without par value, into the same or a different number of shares, either with or without par value, of the same class or another class or classes, (vii) create a new class of Preferred Stock, or increase the rights and preferences of any class having rights and preferences equal, prior or superior to the shares of the Preferred Stock, or increase the rights and preferences of any class having rights and preferences equal, prior or superior to the shares of the Preferred
Stock, or increase the rights and preferences of any class having rights or preferences later or inferior to the shares of the Preferred Stock in such a manner as to become equal, prior or superior to the shares of the Preferred Stock or (viii) cancel or otherwise affect accumulated but undeclared dividends on the shares of Preferred Stock, and no such proposed amendment shall be deemed to have been adopted and approved without the affirmative vote of holders of that number of shares of Preferred Stock then outstanding which shall be required pursuant to the provisions of the Georgia Business
Corporation Code in effect at the time of such vote.

	c.	The holders of shares of any series of Preferred Stock
outstanding on the record date fixed for any such meeting of the shareholders shall be entitled to vote, as a single class, upon any resolution authorizing (i) any plan of merger or plan of consolidation involving the Corporation,
(ii) the dissolution of the Corporation, and (iii) the sale, lease, exchange or other disposition of all, or substantially all of the property and assets of the Corporation, if not made in the regular course of business, and no such resolution shall be deemed to have been adopted and approved without the affirmative vote of holders of that number of shares of Preferred Stock then outstanding which shall be required pursuant to that provision of the Georgia Business Corporation Code in effect at the time of such vote.

	DIVISION B--THE COMMON STOCK
	1.	Subject to the provisions of Paragraph 3(a) of Division A
hereinabove and after making such provisions, if any, as may be required for any mandatory sinking fund applicable to any series of Preferred Stock, dividends may be paid upon the Common Stock to the exclusion of the Preferred Stock out of any funds of the Corporation legally available therefor.
	2.	In the event of any dissolution, liquidation or winding up
of the Corporation, after there shall have been paid or set aside in cash for the holders of Preferred Stock the full preferential amounts, together with any and all dividend arrearages, to which they are entitled pursuant to the provisions of Division A hereinabove, the holders of the Common Stock shall then be entitled to receive pro rata all of the remaining assets of the Corporation available for distribution to shareholders of the Corporation.
	3.	No shareholder of the Corporation shall, by reason of his
holding shares, have any preemptive or preferential right to purchase or subscribe to any unissued or treasury shares of any class of the Corporation now or hereafter to be authorized, to any rights or options to subscribe for, purchase or otherwise acquire any then unissued or treasury shares of any class of the Corporation, or to any notes, bonds or debentures of the Corporation; and the Board of Directors may issue any such shares, rights, options, notes, bonds or debentures without offering any of the same to the existing shareholders of the Corporation.
	4.	The holders of the Common Stock shall have exclusive
voting rights, except as provided hereinabove in Paragraph 4 of Division A hereof, for all purposes and on all matters, and each holder of the Common Stock shall be entitled to one vote for each share on every matter submitted to a vote of any meeting of shareholders of the Corporation; provided, however, that such holder was an owner of record on the record date established for any such meeting.
				ARTICLE V
			[RESERVED FOR FUTURE USE]

				ARTICLE VI
			[RESERVED FOR FUTURE USE]

				ARTICLE VII
	Cumulative voting by the shareholders of the Corporation at any election for directors of the Corporation is hereby prohibited.
Every shareholder entitled to vote at each such election shall have the right to vote, in person or by proxy, the number of shares owned by him for as many persons as there are directors to be elected and for whose election he has a right to vote.
	ARTICLE VIII
	The Corporation shall indemnify to the extent set forth below any and all persons who may serve or who may have served at any time in the capacities set forth in paragraph (A) below.
	(A)	Persons.  The Corporation shall indemnify, to the extent
provided in paragraphs (B), (D) and (F):
		(1)	any person who is or was a director, officer, agent
or employee of the Corporation, and
		(2)	any person who serves or served at the Corporation's
request as a director, officer, agent, employee, partner or
trustee of another corporation or of a partnership, joint
venture, trust or other enterprise.
	(B)	Extent - Derivative Suits.  In case of a suit by or in the
right of the Corporation against a person named in paragraph (A) by reason of his holding a position named in paragraph (A), the
Corporation shall indemnify him if he satisfies the standard in paragraph (C), for expenses (including attorneys' fees but excluding amounts paid in settlement) actually and reasonably incurred by him in connection with the defense or settlement of the suit.
	(C)	Standard - Derivative Suits.  In case of a suit by or in
the right of the Corporation, a person named in paragraph (A) shall be indemnified only if:
		(1) he is successful on the merits or otherwise, or
		(2) he acted in good faith in the transaction which is the subject of the suit, and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Corporation.
 However, he shall not be indemnified in respect of any claim, issue or matter as to which he has been adjudged liable for
negligence or misconduct in the performance of his duty to the
Corporation unless (and only to the extent that) the court in which the suit was brought shall determine, upon application, that despite the adjudication but in view of all the
circumstances, he is fairly and reasonably entitled to indemnity for such expenses as the court shall deem proper.
	(D)	Extent - Nonderivative Suits.  In case of a suit, action
or proceeding (whether civil, criminal, administrative or investigative), other than a suit by or in the right of the Corporation, together hereafter referred to as a nonderivative suit, against a person named in paragraph (A) by reason of his holding a position named in paragraph (A), the Corporation shall indemnify him if he satisfies the standard in paragraph (E), for amounts actually and reasonably incurred by him in connection with the defense or settlement of the nonderivative suit as
		(1) expenses (including attorneys' fees),
		(2) amounts paid in settlement,
		(3) judgments, and
		(4) fines.

	(E)	Standard - Nonderivative Suits.  In case of a
nonderivative suit, a person named in paragraph (A) shall be indemnified only if:
		(1) he is successful on the merits or otherwise, or
		(2) he acted in good faith in the transaction which is the subject of the nonderivative suit, and in a manner he reasonably believed to be in, or not opposed to, the best interests of the Corporation and, with respect to any criminal action or proceeding, he had no reason to believe his conduct was
unlawful.  The termination of a nonderivative suit by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent shall not, of itself, create a presumption that the person failed to satisfy the standard of this paragraph
(E)(2).
	(F)	Determination That Standard Has Been Met.  A determination
that the standard of paragraph (C) or (E) has been satisfied may be made by a court.  Or, except as stated in paragraph (C)(2) (2nd sentence), the determination may be made by:
		(1) a majority of the directors of the Corporation (whether or not a quorum) who were not parties to the action, suit or proceeding, or
		(2) independent legal counsel (appointed by a majority of the directors of the Corporation, whether or not a quorum, or elected by the shareholders of the Corporation) in a written opinion, or
		(3) the shareholders of the Corporation.
	(G)	Proration.  Anyone making a determination under paragraph
(F) may determine that a person has met the standard as to some matters but not as to others, and may reasonably prorate amounts to be indemnified.
	(H)	Advance Payment.  The Corporation may pay in advance any
expense (including attorneys' fees) which may become subject to indemnification under paragraphs (A)-(G) if:
		(1) the board of directors authorized the specific
payment, and
		(2) the person receiving the payment undertakes in writing to repay unless it is ultimately determined that he is entitled to indemnification by the Corporation under paragraphs (A)-(G).
	(I)	Nonexclusive.  The indemnification provided by paragraphs
(A)-(G) shall not be exclusive of any other rights.
	(J)	Continuation.  The indemnification and advance payment
provided by paragraphs (A)-(H) shall continue as to a person who has ceased to hold a position named in paragraph (A) and shall inure to his heirs, executors and administrators.
	(K) Insurance. The Corporation may purchase and maintain insurance on behalf of any person who holds or who has held any position, or arising out of his status as such, whether or not the Corporation would have power to indemnify him against such liability under paragraphs (A)-(H).
	(L) Reports. Indemnification payments, advance payments and insurance purchase and payments made under paragraphs (A)-(K) shall be reported in writing to the shareholders of the Corporation with the next notice of annual meeting, or within six months, whichever is sooner.

				ARTICLE IX
	The Corporation may purchase, directly or indirectly, shares of its capital stock to the extent of the aggregate of unrestricted capital surplus and unrestricted reduction surplus available therefor, in addition to any unrestricted earned surplus lawfully available therefor.

				ARTICLE X
	Except to the extent such power may be modified or divested by action of shareholders representing a majority of the issued and outstanding shares of the capital stock of the Corporation, the power to alter, amend or repeal the By-Laws of the Corporation shall be vested in the Board of Directors.

				ARTICLE XI
	The initial registered office and mailing address of the Corporation shall be at 4900 Highlands Parkway, Smyrna, Cobb County, Georgia 30082. The initial registered agent at such address shall be Harold D. Cannon.

				ARTICLE XII
	The name and address of the Incorporator of the Corporation is Michael Augur Kilgore, 717 Channing Drive, N.W., Atlanta, Georgia
30318-2504.
	IN WITNESS WHEREOF, the Incorporator has executed these Articles of Incorporation, this _____ day of April, 1997.

					___________________________________
					Michael Augur Kilgore, Incorporator of
					VSI HOLDINGS, INC.











			STATEMENT OF EXISTENCE
		The Banker's Note, Inc. was incorporated in Texas on April 13, 1981, and was the subject and survivor of an Agreement and Plan of Merger dated July 1, 1981 with
K.L.S., Inc., a Georgia corporation which had wholly-owned
The Banker's Note, Inc.  On September 14, 1987, The
Banker's Note, Inc. amended its Articles of Incorporation to increase its authorized shares of $.01 par value Common
Stock from 10,000,000 to 20,000,000, and on March 17, 1988
filed a change of Registered Office and/or Agent.
		On April 21, 1997, the shareholders of The Banker's Note, Inc. amended its Articles of Incorporation to change its state of incorporation from Texas to Georgia and change its corporate name to "VSI HOLDINGS, INC.". These
Articles of Incorporation of VSI Holdings, Inc. are being filed on or about April 21, 1997 with the Secretary of State of Georgia, in anticipation of the later filing of Articles of Merger between The Banker's Note, Inc. and VSI
Holdings, Inc. with the Secretaries of State of Texas and Georgia to effect the redomestication of The Banker's
Note, Inc. from Texas to Georgia and the change of corporate name to "VSI HOLDINGS, INC.". At the time of the latter filing, The Banker's Note, Inc. was registered as a foreign corporation in good standing with the Secretary of State of Georgia.



			ARTICLES OF MERGER OF

		THE BANKER'S NOTE, INC., a Texas corporation

					INTO

		VSI HOLDINGS, INC., a Georgia corporation


	Pursuant to the provisions of Article 5.07 of the Texas Business Corporation Act and Section 11.07 of the Georgia Business Corporation Code, the undersigned corporations adopt the following Articles of Merger for the purpose of merging them into one of such corporations:

	1.	The redomestication of The Banker's Note, Inc. from Texas
to Georgia effected by the Agreement and Plan of Merger, attached hereto as Exhibit "A" and incorporated herein by reference, was approved by the shareholders of The Banker's Note, Inc. and the sole shareholder of VSI Holdings, Inc. in the manner prescribed by the Texas Business Corporation Act and the Georgia Business Corporation
Code, respectively.

	2.	The number of shares outstanding and entitled to vote on
the redomestication of The Banker's Note, Inc. from Texas to Georgia effected by the Agreement and Plan of Merger (none of which is entitled to vote as a class thereon) for each of the merging corporations is as follows:
Name of Corporation					Shares Outstanding
The Banker's Note, Inc.						12,096,087
VSI Holdings, Inc.						  500

	3.	As to each of the undersigned corporations, the total
number of shares voted for and against, and abstaining from voting on, the redomestication of The Banker's Note, Inc. from Texas to Georgia effected by the Agreement and Plan of Merger are as follows:
Name of Corporation         FOR          AGAINST       ABSTAINING
The Banker's Note, Inc.  9,966,747        11,744          1,750
VSI Holdings, Inc.             500          -0-            -0-

	4.	At the annual meeting of The Banker's Note, Inc. held
April 21, 1997, in addition to approving the redomestication of The Banker's Note, Inc. from Texas to Georgia, the shareholders approved several amendments to the Articles of Incorporation, which amendments have been effected by the Articles of Incorporation of VSI Holdings, Inc. filed with the Secretary of State of Georgia on April 21, 1997 into which corporation The Banker's Note, Inc. is merging pursuant to these Articles of Merger. The following text of the Articles of Incorporation of VSI Holdings, Inc. will supersede the present text of Articles I, III, IV (first sentence only), V, VI, XI and XII of the Articles of Incorporation of The Banker's Note, Inc.:

				ARTICLE I
	The present name of the Corporation is "VSI HOLDINGS, INC.".

			 	ARTICLE III
	The Corporation shall be organized pursuant to provisions of the Georgia Business Corporation Code.

				ARTICLE IV
	The total number of shares of all classes of stock which the Corporation shall have authority to issue is 62,000,000, of which 2,000,000 shares are of a class designated Preferred Stock having a par value of $1.00 per share and 60,000,000 shares are of a class designated Common Stock having a par value of $.01 per share.
	[Note: other than the first sentence of Article IV stated above, the remainder of Article IV is not amended or affected in any manner, except pursuant to authorization to amend Article III, now-archaic references to "Texas" and the "Texas Business Corporation Act" in
	Article IV, Division A have been modified to "Georgia" and the "Georgia Business Corporation Code"]

				ARTICLE V
			[RESERVED FOR FUTURE USE]

				ARTICLE VI
			[RESERVED FOR FUTURE USE]

				ARTICLE XI
			[RESERVED FOR FUTURE USE]

				ARTICLE XII
			[RESERVED FOR FUTURE USE]

	[Note: Articles V, VI, XI and XII were archaic and concerned (V) the identity of the initial registered agent and office of the Corporation, (VI) the initial Board of Directors and initial director of the Corporation, (XI) the initial required capital of the Corporation, and (XII) the initial incorporator of the Corporation; Articles XI and XII of Incorporation of VSI Holdings, Inc. state the identity of the registered agent and office and the incorporator as required by the Georgia Business Corporation Code]

5.	The number of shares of the $.01 par value Common Stock
outstanding at the time of adoption was 12,096,087, and the number of shares entitled to vote thereon was also 12,096,087 (no shares of Preferred Stock were outstanding or entitled to vote). The number of shares of the $.01 par value Common Stock voted for and against, and abstained from voting on, the respective amendments of Articles I,
III, IV, V, VI, XI and XII were:
                                FOR               AGAINST      ABSTAINING
        ARTICLE I               9,977,866            525          1,750
        ARTICLE III             9,966,747         11,744          1,650
        ARTICLE IV              9,967,591          9,550          3,000
        ARTICLE V               9,965,477         10,914          3,750
        ARTICLE VI              9,965,477         10,914          3,750
        ARTICLE XI              9,965,477         10,914          3,750
        ARTICLE XII             9,965,477         10,914          3,750

Each amendment to the specified Articles was approved by the statutory super-majorities of 8,064,058, or two-thirds of the outstanding 12,096,087 shares of Common Stock.

Dated as of April 21, 1997.
						THE BANKER'S NOTE, INC.


						By:___________________________
						   Martin S. Suchik, President
Attest:


By:___________________________
   Harold D. Cannon, Secretary

						VSI HOLDINGS, INC.


						By:___________________________
						   Martin S. Suchik, President
Attest:


By:___________________________
   Harold D. Cannon, Secretary

{STATE OF GEORGIA}
{COUNTY OF COBB  }

	Before me, the undersigned authority, personally appeared MARTIN
S. SUCHIK and HAROLD D. CANNON, who being by me first duly sworn that they are President and Secretary, respectively, of THE BANKER'S NOTE, INC.; that they signed the foregoing document as President and Secretary, respectively, of such corporation and that the statements contained therein are true.

Given under my hand and seal of office this _____ day of April, 1997.

                                              ________________________________
                                              Notary Public in and for Georgia
                                              My Commission Expires:__________
{STATE OF GEORGIA}

{COUNTY OF COBB  }

	Before me, the undersigned authority, personally appeared MARTIN
S. SUCHIK and HAROLD D. CANNON, who being by me first duly sworn that they are President and Secretary, respectively, of VSI HOLDINGS, INC.; that they signed the foregoing document as President and Secretary, respectively, of such corporation and that the statements contained therein are true.

Given under my hand and seal of office this _____ day of April, 1997.

                                              ________________________________
                                              Notary Public in and for Georgia
                                              My Commission Expires:__________


                   Exhibit "A" to Articles of Merger

				AGREEMENT AND PLAN OF MERGER

	AGREEMENT AND PLAN OF MERGER, dated as of April 21, 1997, by and between The Banker's Note, Inc., a Texas corporation ("Banker's
Note"), and VSI Holdings, Inc., a Georgia corporation ("VSI"), which is a wholly-owned subsidiary of Banker's Note.
	WHEREAS, The Boards of Directors of Banker's Note and VSI have determined that it is desirable and in their respective best interests to redomesticate Banker's Note from Texas to Georgia pursuant to a merger of Banker's Note into VSI, pursuant to the Texas Business Corporation Act and the Georgia Business Corporation Code, as applicable.
	NOW THEREFORE, in consideration of the mutual covenants, the parties agree as follows:

				ARTICLE ONE
	Section 1.1. At the Effective Time (as hereinafter defined), Banker's Note shall be merged with and into VSI which shall be the surviving corporation (the "Surviving Corporation"), and the separate existence of Banker's Note shall then cease. The Surviving
Corporation shall retain the name "VSI Holdings, Inc." and shall have all of the rights, privileges, immunities and powers and shall be subject to all of the duties and liabilities of a corporation organized under the Georgia Business Corporation Code.
	Section 1.2. The redomestication of Banker's Note from Texas to Georgia effected by this Agreement shall be submitted to the shareholders of Banker's Note in accordance with the applicable provisions of the Texas Business Corporation Act, and shall not be deemed to be adopted until approved by the holders of Banker's Note common stock.
	Section 1.3. The Merger shall become effective upon the filing of Articles of Merger in the office of the Secretaries of State of
Texas and Georgia, respectively, and the issuance by the Secretary of State of Georgia of a Certificate of Merger. The date upon which the Merger shall become effective is herein called the "Effective Date", and the time at which the Merger shall become effective is herein called the "Effective Time".
	Section 1.4.
	(a)	Upon the consummation of the Merger, the Surviving
Corporation shall then possess all of the rights, privileges, powers, immunities and franchises of Banker's Note and VSI. All property
(real, personal and mixed), all debts due on every account, claims and actions, and every other interest belonging or due to either
Banker's Note or VSI shall be deemed to be transferred to and vested in the Surviving Corporation, without further act.
	(b)	The Surviving Corporation shall then be responsible and
liable for all liabilities and obligations of Banker's Note and VSI, and any claim existing or action or proceeding pending by or against either of such corporations may be prosecuted as if the Merger had not taken place, or the Surviving Corporation may be substituted in its place. Neither the rights of creditors nor any liens upon the property of either Banker's Note or VSI shall be impaired by the
Merger.
	(c)	If at any time the Surviving Corporation shall be advised
that any further transfers, assignments, conveyances, assurances in law or other acts or things are necessary or desirable to vest or confirm in the Surviving Corporation the title to any property or asset of either Banker's Note or VSI, Banker's Note and VSI shall execute and deliver any and all transfers, assignments, conveyances and assurances, and will do all other acts necessary or proper to vest or confirm title to such property and assets in the Surviving Corporation and otherwise to carry out the purpose and intent of this Agreement.
	(d)	When the Merger has become effective, the separate
existence and the corporation organization of Banker's Note, except as they may continue by statute, shall cease.

				ARTICLE TWO
	Section 2.1.	The manner and basis of converting shares of
Common Stock, par value $.01 of Banker's Note into shares of Common Stock, par value $.01 of VSI in connection with the Merger shall be as follows:
	(a)	Each share of Common Stock of Banker's Note outstanding
immediately prior to the Effective Time shall at the Effective Time, by virtue of the Merger and without any action on the part of the holder thereof, be converted into one share of the Common Stock, par value $.01 per share, of VSI whether or not the certificates representing the Banker's Note Common Stock are surrendered. Upon surrender of the Banker's Note stock certificates by the holders thereof to VSI, VSI shall issue certificates to such holders of the Banker's Note shares representing one share of Common Stock of VSI for each share of Banker's Note Common Stock so surrendered.
	(b)	Any and all shares of Banker's Note common stock held in
its treasury at the Effective Time of the Merger shall be held by VSI as treasury shares of VSI common stock.
	(c)	Each share of Common Stock of VSI outstanding immediately
prior to the Effective Time shall at the Effective Time, by virtue of the Merger and without any action on the part of the holder thereof, be cancelled whether or not the certificates representing such shares are surrendered.
	ARTICLE THREE
	Section 3.1. Until amended or repealed, the Articles of Incorporation of VSI in effect at the Effective Time shall continue to be the Articles of Incorporation of the Surviving Corporation.
	Section 3.2. Until amended or repealed, the by-laws of VSI in effect at the Effective Time shall continue to be the by-laws of the Surviving Corporation.
	ARTICLE FOUR
	Section 4.1. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute the same instrument.
	Section 4.2. This Agreement shall be construed and enforced in accordance with the laws of Georgia.
	Section 4.3. This Agreement may be amended only by a written instrument signed by all of the parties.
						THE BANKER'S NOTE, INC.


						By:___________________________
						   Martin S. Suchik, President
Attest:


By:___________________________
   Harold D. Cannon, Secretary

						VSI HOLDINGS, INC.


						By:___________________________
						   Martin S. Suchik, President
Attest:


By:___________________________
   Harold D. Cannon, Secretary


















					Exhibit 3.2

				Amended on September 12, 1997

	BY-LAWS OF
	VSI HOLDINGS, INC.

			ARTICLE I--OFFICES

	Section 1. Registered Office and Place of Business. The registered agent of the Corporation shall be the Secretary of the Corporation or an Assistant Secretary thereof, if the Secretary is not a resident in the State of Georgia; its registered office shall be at 4900 Highlands Parkway, Smyrna, Georgia 30082 or any subsequent primary office of the Corporation in the State of Georgia. The Corporation may have, in addition to its registered office, offices and places of business at such places, both within and without the State of Georgia, as the Board of Directors may from time to time determine or the business of the Corporation may require.


		ARTICLE II--MEETING OF SHAREHOLDERS

	Section 1.  Place of Meeting.  All meetings of the
shareholders of the Corporation shall be held at such times and at such place within or without the State of Georgia as shall be determined by the Board of Directors.

	Section 2. Annual Meetings. An annual meeting of the shareholders shall be held each year at a time and on a day during the month of February or March to be selected by the Board of Directors, at which they shall elect a Board of Directors, and transact such other business as may properly be brought before the meeting.

	Section 3. Voting List. At least ten days before each meeting of the shareholders, a complete list of the shareholders entitled to vote at said meeting, arranged in alphabetical order, with the residence of each and the number of voting shares held by each, shall be prepared by the officer or agent having charge of the stock transfer books. Such list, for a period of ten days prior to such meeting, shall be kept on file at the registered office of the Corporation and shall be subject to the inspection by any shareholder at any time during usual business hours. Such list shall be produced and kept open at the time and place of the meeting during the whole thereof, and shall be subject to the inspection of any shareholder who may be present. The original stock transfer books shall be prima-facie evidence as to who are the shareholders entitled to examine such list or transfer books or to vote at any meeting of shareholders. Failure to comply with the requirements of this section shall not affect the validity of any action taken at said meeting.

	Section 4. Special Meetings. Special meetings of the shareholders, for any purpose or purposes, unless otherwise prescribed by statute or by the Articles of Incorporation or by these By-Laws, may be called by the Chairman of the Board, the President, the Board of Directors or the holders of not less than one-tenth of all the shares entitled to vote at the meetings. Business transacted at all special meetings shall be confined to the purposes stated in the notice of the meeting.

	Section 5. Notice of Meetings. Written or printed notice stating the place, day and hour of the meeting and, in case of a special meeting, the purpose or purposes for which the meeting is called, shall be delivered not less than ten nor more than fifty days before the date of the meeting, either personally or by mail, by or at the direction of the President, the Secretary or the officer or person calling the meeting, to each shareholder of record entitled to vote at the meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail addressed to the shareholder at his address as it appears on the stock transfer books of the Corporation, with postage thereon prepaid.

	Section 6. Quorum of Shareholders. The holders of a majority of the shares issued and outstanding and entitled to vote thereat, present in person or represented by proxy, shall be requisite to and shall constitute a quorum at all meetings of the shareholders for the transaction of business except as otherwise provided by statute, by the Articles of Incorporation or by these By-Laws. If a quorum is not present or represented at any meeting of the shareholders, the shareholders entitled to vote thereat, present in person or represented by proxy, shall have the power to adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum is present or represented. At such adjourned meeting at which a quorum shall be present or represented, any business may be transacted which might have been transacted at the meeting as originally notified.

	Section 7. Majority Vote; Withdrawal of Quorum. When a quorum is present at any meeting, the vote of the holders of a majority of the shares having voting power, present in person or represented by proxy, shall decide any question brought before such meeting, unless the question is one on which, by express provision of the statutes, the Articles of Incorporation or these By-Laws, a different vote is required, in which case such express provision shall govern and control the decision of such question. The shareholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough shareholders to leave less than a quorum.

	Section 8. Method of Voting. Each outstanding share, regardless of class, shall be entitled to one vote on each matter submitted to a vote at a meeting of the shareholders, except to the extent that the voting rights of the shares of any class or classes are limited or denied by statute, by the Articles of Incorporation or by any other certificate creating any class or series of stock.
 At any meeting of the shareholders, every shareholder having the right to vote shall be entitled to vote in person, or by proxy appointed by an instrument in writing subscribed by such shareholder or by his duly authorized attorney-in-fact. No proxy shall be valid after eleven months from the date of its execution, unless otherwise provided in the proxy. Each proxy shall be revocable unless expressly provided therein to be irrevocable and unless otherwise made irrevocable by law. Each proxy shall be filed with the Secretary of the Corporation prior to or at the time of the meeting. Any vote may be taken by voice or by show of hands unless someone entitled to vote objects, in which case written ballots shall be used.

	Section 9. Record Date; Closing Transfer Books. The Board of Directors may fix in advance a record date for the purpose of determining shareholders entitled to notice of or to vote at a meeting of the shareholders, the record date to be not less than ten nor more than fifty days prior to the meeting; or the Board of Directors may close the stock transfer books for such purpose for a period of not less than ten nor more than fifty days prior to such meeting. In the absence of any action by the Board of Directors, the date upon which the notice of the meeting is mailed shall be the record date.

	Section 10. Action Without Meeting. Any action required by statute to be taken at a meeting of the shareholders, or any action which may be taken at a meeting of the shareholders, may be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by all of the shareholders entitled to vote with respect to the subject matter thereof and such consent shall have the same force and effect as a unanimous vote of the shareholders. Any such signed consent, or a signed copy thereof, shall be placed in the minute book of the Corporation.

	Section 11. Telephone Meeting. Subject to the provisions of applicable law and these By-Laws, shareholders may participate in and hold a meeting by means of conference telephone or similar communications equipment by which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this section shall constitute presence in person at such meeting, except where a person participates in the meeting for the express purpose of objecting to the transaction of any business on the ground that the meeting is not lawfully called or convened.


			ARTICLE III--DIRECTORS

	Section 1. Management of the Corporation. The business and affairs of the Corporation shall be managed by its Board of Directors, who may exercise all such powers of the Corporation and do all such lawful acts and things as are not, by statute or by the Articles of Incorporation or by these By-Laws, directed or required to be exercised or done by the shareholders.

	Section 2. Number and Qualifications. The Board of Directors shall consist of up to nine (9) members, none of whom need be shareholders or residents of the State of Georgia. The directors shall be elected at the annual meeting of the shareholders, except as hereinafter provided, and each director elected shall hold office until his successor shall be elected and shall qualify.

	Section 3. Change in Number. The number of directors may be increased or decreased from time to time by amendment to these By-Laws; provided that at all times the number of directors shall be at least one and no decrease shall have the effect of shortening the term of any incumbent director. Any directorship to be filled by reason of an increase in the number of directors shall be filled by election at an annual meeting or at a special meeting of shareholders called for that purpose; provided, however, that a majority of directors then in office may elect to fill a single vacancy in the Board of Directors created by an increase in the number of directors if the person elected represents a holder of ten percent or more of the Corporation's Common Stock and the Board of Directors has authorized an agreement into which the Corporation has entered providing for the Corporation to use its best efforts to elect such representative.

	Section 4. Removal. Any director may be removed either for or without cause at any special meeting of shareholders by the affirmative vote of a majority in number of the shareholders present in person or represented by proxy at such meeting and entitled to vote for the election of such director, if notice of the intention to act upon such matter shall have been given in the notice calling such meeting.

	Section 5. Vacancies. If any vacancies occur in the Board of Directors by the death, resignation, retirement, disqualification or removal from office of any director, or otherwise than as a result of an increase in the number of directors, a majority of the directors then in office, though less than a quorum, may choose a successor or successors, or a successor or successors may be chosen at a special meeting of shareholders called for that purpose. A director elected to fill a vacancy shall be elected for the unexpired term of his predecessor in office. Any vacancy in the Board of Directors to be filled by reason of an increase in the number of directors shall be filled by election at the annual meeting of the shareholders or at a special meeting of shareholders called for that purpose; provided, however, that a majority of directors then in office may elect to fill a single vacancy in the Board of Directors created by an increase in the number of directors if the person elected represents a holder of ten percent or more of the Corporation's Common Stock and the Board of Directors has authorized an agreement into which the Corporation has entered providing for the Corporation to use its best efforts to elect such representative.

	Section 6. Election of Directors. Directors shall be elected by plurality vote. Cumulative voting shall not be permitted.

	Section 7.  Place of Meetings.  The directors of the
Corporation may hold their meetings, both regular and special, either within or without the State of Georgia.

	Section 8. Annual Meetings. The first meeting of each newly elected Board shall be held without further notice immediately following the annual meeting of the shareholders and at the same place, unless by majority vote of the directors then elected and serving such time or place is changed.

	Section 9. Regular Meetings. Regular meetings of the Board of Directors may be held without notice at such time and place as may be fixed from time to time by resolutions adopted by the Board and communicated to all directors. Except as otherwise provided by statute, the Articles of Incorporation or these By-Laws, neither the business to be transacted at, nor the purpose of, any regular meeting need be specified in the notice or waiver of notice of such meeting.

	Section 10. Special Meetings. Special meetings of the Board of Directors may be called by the Chairman of the Board or the President on twenty-four (24) hours' notice to each director either personally or by mail or by telegram. Special meetings shall be called by the President or Secretary in like manner and on like notice on the written request of two directors. Except as may be otherwise expressly provided by statute, the Articles of Incorporation or these By-Laws, neither the business to be transacted at, nor the purpose of, any special meeting need be specified in the notice or waiver of notice of such meeting.

	Section 11. Quorum; Majority Vote. At all meetings of the Board of Directors, the presence of a majority of the Directors fixed by these By-Laws shall be necessary and sufficient to constitute a quorum for the transaction of business, and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the Board of Directors, except as may be otherwise specifically provided by statute, the Articles of Incorporation or these By-Laws. If a quorum is not present at any meeting of directors, the directors present thereat may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum is present. At any such adjourned meeting any business may be transacted which might have been transacted at the meeting as originally notified.

	Section 12. Compensation. The Board of Directors shall have authority to determine from time to time the amount of compensation, if any, which shall be paid to its members for their services as directors and as members of standing or special committees of the Board. The Board shall also have power in its discretion to provide for and to pay to directors rendering services to the Corporation not ordinarily rendered by directors as such, special compensation appropriate to the value of such services as determined by the Board from time to time. Nothing herein contained shall be construed to preclude any directors from serving the Corporation in any other capacity and receiving compensation therefor.

	Section 13. Procedure. The Board of Directors shall keep regular minutes of its proceedings. The minutes shall be placed in the minute book of the Corporation.

	Section 14. Action Without Meeting. Any action required or permitted to be taken at a meeting of the Board of Directors or any committee thereof may be taken without a meeting if a consent in writing, setting forth the action so taken, is signed by all the members of the Board of Directors or such committee, as the case may be. Such consent shall have the same force and effect as a unanimous vote at a meeting, and may be stated as such in any document or instrument filed with the Secretary of State. The signed consent, or a signed copy, shall be placed in the minute book of the Corporation.

	Section 15. Telephone Meeting. Subject to the provisions of applicable statutes and these By-Laws, members of the Board of Directors or of any committee thereof may participate in and hold a meeting of the Board of Directors or any committee thereof by means of conference telephone or similar communications equipment by which all persons participating in the meeting can hear each other, and participation in a meeting pursuant to this section shall constitute presence in person at such meeting, except where a person participates in the meeting for the express purpose of objecting to the transaction of any business on the ground that the meeting is not lawfully called or convened.


		ARTICLE IV--EXECUTIVE COMMITTEE

	Section 1. Designation. The Board of Directors may, by resolution adopted by a majority of the number of directors fixed by these By-Laws, designate an Executive Committee, to consist of two or more of the directors of the Corporation (with such alternatives, if any, as may be deemed desirable), one of whom shall be the President of the Corporation.

	Section 2. Authority. The Executive Committee, to the extent provided in such resolution, shall have and may exercise all of the authority of the Board of Directors in the management of the business and affairs of the Corporation, except where action of the full Board of Directors is required by statute or by the Articles of Incorporation.

	Section 3. Change in Number. The number of members of the Executive Committee may be increased or decreased from time to time by resolution adopted by a majority of the whole Board of Directors.

	Section 4. Removal. Any member of the Executive Committee may be removed by the Board of Directors by the affirmative vote of a majority of the whole Board, whenever in its judgment the best interests of the Corporation will be served thereby.

	Section 5. Vacancies. Any vacancy in the Executive Committee may be filled by the affirmative vote of a majority of the whole
Board.

	Section 6. Meetings. Time, place and notice, if any, of meetings of the Executive Committee shall be determined by the Executive Committee.

	Section 7. Quorum; Majority Vote. At meetings of the Executive Committee, a majority of the number of members designated by the Board of Directors shall constitute a quorum for the transaction of business. The act of a majority of the members present at any meeting at which a quorum is present shall be the act of the Executive Committee, except as otherwise specifically provided by statute, the Articles of Incorporation or these By-Laws. If a quorum is not present at a meeting of the Executive Committee, the members present may adjourn the meeting from time to time, without notice other than an announcement at the meeting, until a quorum is present.

	Section 8.  Compensation.  See Article III, Section 12.

	Section 9. Procedure. The Executive Committee shall keep regular minutes of its proceedings and report the same to the Board of Directors when required. The minutes of the proceedings of the Executive Committee shall be placed in the minute book of the Corporation. The Secretary of the Corporation, or, in his absence, an Assistant Secretary, shall act as the secretary of the Executive Committee, or the committee may, in its discretion, appoint its own secretary.

	Section 10.  Action Without Meeting.  See Article III, Section
14.

	Section 11.  Telephone Meeting.  See Article III, Section 15.

	Section 12. Responsibility. The designation of an Executive Committee and the delegation of authority to it shall not operate to relieve the Board of Directors, or any member thereof, of any responsibility imposed upon it or him by law.


		ARTICLE V--OTHER COMMITTEES OF THE BOARD

	Section 1. Other Committees. The Board of Directors may, by resolution adopted by affirmative vote of a majority of the whole Board, designate two or more directors (with such alternates, if any, as may be deemed desirable) to constitute another committee or committees for any purpose; provided, that any such other committee or committees shall have and may exercise only the power of recommending action to the Board of Directors and the Executive Committee and of carrying out and implementing any instructions or any policies, plans and programs therefore approved, authorized and adopted by the Board of Directors or the Executive Committee.


			ARTICLE VI--NOTICE

	Section 1. Manner of Giving Notice. Whenever under the provisions of the statutes, the Articles of Incorporation or these By-Laws, notice is required to be given to any committee member, director or shareholder, and no provisions are made as to how such notice shall be given, it shall not be construed to mean personal notice, but any such notice may be given in writing, by mail, postage prepaid, addressed to such committee member, director or shareholder at the address appearing on the books of the Corporation. Any notice required or permitted to be given by mail shall be deemed given at the time when the same is thus deposited in the United States mails as aforesaid.

	Section 2. Waiver of Notice. Whenever any notice is required to be given to any committee member, director or shareholder of the Corporation under the provisions of the statutes, the Articles of Incorporation or these By-Laws, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated in such notice, shall be deemed equivalent to the giving of such notice. Attendance at a meeting shall constitute a waiver of notice of such meeting, except where a person attends for the express purpose of objecting to the transaction of any business on the ground that the meeting is not lawfully called or convened.


	ARTICLE VII--OFFICERS, EMPLOYEES AND AGENTS: POWERS AND DUTIES

	Section 1. Elected Officers. The elected officers of the Corporation shall be a Chairman of the Board, a President, one or more Vice Presidents as may be determined from time to time by the Board (and, in the case of each such Vice President, with such descriptive title, if any, as the Board of Directors shall deem appropriate), a Secretary and a Treasurer. The Chairman of the Board shall be a member of the Board of Directors; no other elected officer of the Corporation need be a director of the Corporation, and no elected officer of the Corporation need be a shareholder or resident of the State of Georgia.

	Section 2. Appointive Officers. The Board of Directors may also appoint one or more Assistant Secretaries and Assistant Treasurers and such other officers and assistant officers and agents (none of whom need be a member of the Board, a shareholder or resident of the State of Georgia) as it shall from time to time deem necessary, who shall exercise such powers and perform such duties as shall be set forth in these By-Laws or determined from time to time by the Board of Directors or the Executive Committee.

	Section 3. Two or More Offices. Any two (2) or more offices may be held by the same person, except that the President and Secretary shall not be the same person.

	Section 4. Compensation. The compensation of all officers of the Corporation shall be fixed from time to time by the Board of Directors or the Executive Committee. The Board of Directors or the Executive Committee may from time to time delegate to the President the authority to fix the compensation of any or all of the other officers (except the Chairman of the Board) of the Corporation.

	Section 5. Term of Office; Removal; Filling of Vacancies. Unless otherwise specified by the Board at the time of election or in an employment contract approved by the Board, each elected officer's term shall end at the first meeting of directors after the next annual meeting of shareholders. Each elected officer of the Corporation shall hold office until his successor is chosen and qualified in his stead or until his earlier death, resignation or removal from office. Each appointive officer or agent shall hold office at the pleasure of the Board of Directors without the necessity of periodic reappointment. Any officer or agent elected or appointed by the Board of Directors may be removed at any time by the Board of Directors whenever in its judgment the best interests of the Corporation will be served thereby, but such removal shall be without prejudice to the contract rights, if any, of the person so removed. If the office of any officer becomes vacant for any reason, the vacancy may be filled by the Board of Directors.

	Section 6. Chairman of the Board. The Chairman of the Board shall be the ranking and chief executive officer of the Corporation. As such, he shall have the power to call special meetings of the shareholders and directors for any purpose or purposes, and he shall preside when present, if he so elects, at all meetings of the shareholders and Board of Directors. The Chairman of the Board shall have general supervision of the affairs of the Corporation and general control of all its business. He shall have authority to sign stock certificates. The Chairman of the Board may exercise his general supervision and control of the business and affairs of the Corporation through the President and may delegate all or any of his powers or duties to the President, if and to the extent deemed by the Chairman of the Board to be desirable or appropriate. In the absence or disability of the Chairman of the Board, his duties shall be performed and his powers may be exercised by the President, unless otherwise determined by the Chairman of the Board, the Executive Committee or the Board of Directors.

	Section 7. President. The President shall be the chief operating officer of the Corporation. He shall preside at meetings of the Board of Directors and shareholders unless the Chairman of the Board shall elect to do so, and he shall have the power to call special meetings of the Board of Directors and shareholders for any purpose or purposes. Subject to the supervision, approval and review of his actions by the Chairman of the Board, the Executive Committee and the Board of Directors: he shall have authority to cause the employment or appointment of and the discharge of employees and agents of the Corporation, other than officers, and fix their compensation; suspend for cause, pending final action by the authority which shall have elected or appointed him, any officer subordinate to the President; make and sign bonds, deeds, contracts and agreements in the name of and on behalf of the Corporation and to affix the corporate seal thereto; and sign stock certificates. The President shall put into operation the business policies of the Corporation as determined by the Chairman of the Board, the Executive Committee and the Board of Directors and as communicated to him by such officer and bodies. In carrying out such business policies, the President shall, subject to the supervision of the Chairman of the Board, the Executive Committee and the Board of Directors, have general management and control of the day-to-day business operations of the Corporation. He shall see that the books, reports, statements and certificates required by statutes or laws applicable to the Corporation are properly kept, made and filed according to law. The President shall be subject only to the authority of the Chairman of the Board, the Executive Committee and the Board of Directors in carrying out his duties. He shall make recommendations to the Chairman of the Board on all matters which would normally be reserved for the final executive responsibility of the Chairman of the Board. In the absence or disability of the President, his duties shall be performed and his powers may be exercised by the Vice Presidents in order of their seniority, unless otherwise determined by the President, the Chairman of the Board, the Executive Committee, or the Board of Directors.

	Section 8. Vice Presidents. Each Vice President shall generally assist the President and shall have such powers and perform such duties and services as shall from time to time be prescribed or delegated to him by the President, the Executive Committee or the Board of Directors.

	Section 9. Secretary. The Secretary shall see that notice is given of all meetings of the shareholders and special meetings of the Board of Directors and shall keep and attest true records of all proceedings at all meetings of the shareholders and the Board of Directors. He shall have charge of the corporate seal and have authority to attest any and all instruments or writings to which the same may be affixed. He shall keep and account for all books, documents, papers and records of the Corporation except those for which some other officer or agent is properly accountable. He shall have authority to sign stock certificates and shall generally perform all the duties usually appertaining to the office of secretary of a corporation. In the absence or disability of the Secretary, his duties shall be performed and his powers may be exercised by the Assistant Secretaries in the order of their seniority, unless otherwise determined by the Secretary, the President, the Executive Committee or the Board of Directors.

	Section 10. Assistant Secretaries. Each Assistant Secretary shall generally assist the Secretary and shall have such powers and perform such duties and services as shall from time to time be prescribed or delegated to him by the Secretary, the President, the Executive Committee or the Board of Directors.

	Section 11. Treasurer. The Treasurer shall be the chief accounting and financial officer of the Corporation and shall have active control of and shall be responsible for all matters pertaining to the accounts and finances of the Corporation. He shall audit all payrolls and vouchers of the Corporation and shall direct the manner of certifying the same; shall receive, audit and consolidate all operating and financial statements of the Corporation and its various departments; shall have supervision of the books of account of the Corporation, their arrangement and classification; shall supervise the accounting and auditing practices of the Corporation and shall have charge of all matters relating to taxation. The Treasurer shall have the care and custody of all monies, funds and securities of the Corporation; shall deposit or cause to be deposited all such funds in and with such depositaries as the Board of Directors or the Executive Committee shall from time to time direct or as shall be selected in accordance with procedure established by the Board or Executive Committee; shall advise upon all terms of credit granted by the Corporation; and shall be responsible for the collection of all its accounts and shall cause to be kept full and accurate accounts of all receipts and disbursements of the Corporation. He shall have the power to endorse for deposit or collection or otherwise all checks, drafts, notes, bills of exchange or other commercial papers payable to the Corporation and to give proper receipts or discharges for all payments to the Corporation. The Treasurer shall generally perform all the duties usually appertaining to the office of treasurer of a corporation. In the absence or disability of the Treasurer his duties shall be performed and his powers may be exercised by the Assistant Treasurers in the order of their seniority, unless otherwise determined by the Treasurer, the President, the Executive Committee or the Board of Directors.

	Section 12. Assistant Treasurers. Each Assistant Treasurer shall generally assist the Treasurer and shall have such powers and perform such duties and services as shall from time to time be prescribed or delegated to him by the Treasurer, the President, the Executive Committee or the Board of Directors.

	Section 13. Additional Powers and Duties. In addition to the foregoing especially enumerated duties, services and powers, the several elected and appointive officers of the Corporation shall perform such other duties and services and exercise such further powers as may be provided by statute, the Articles of Incorporation or these By-Laws or as the Board of Directors or the Executive Committee may from time to time determine or as may be assigned to them by any competent superior officer.


		ARTICLE VIII--STOCK AND TRANSFER OF STOCK

	Section 1. Certificates Representing Shares. Certificates in such form as may be determined by the Board of Directors and as shall conform to the requirements of the statutes, the Articles of Incorporation and these By-Laws shall be delivered representing all shares to which shareholders are entitled. Such certificates shall be consecutively numbered and shall be entered in the books of the Corporation as they are issued. Each certificate shall state on the face thereof that the Corporation is organized under the laws of the State of Georgia, the holder's name, the number and class of shares and the designation of the series, if any, which such certificate represents, the par value of such shares or a statement that such shares are without par value and such other matters as may be required by law. Each certificate shall be signed by the Chairman of the Board or the President or a Vice President and the Secretary or an Assistant Secretary and may be sealed with the seal of the Corporation or a facsimile thereof. If any certificate is countersigned by a transfer agent or registered by a registrar, either of which is other than the Corporation or an employee of the Corporation, the signature of any such officer may be a facsimile.

	Section 2. Issuance. Subject to the provisions of the statutes, the Articles of Incorporation or these By-Laws, shares may be issued for such consideration and to such persons as the Board of Directors may determine from time to time. Shares may not be issued until the full amount of the consideration, fixed as provided by law, has been paid.

	Section 3. Payment for Shares. The consideration for the issuance of shares shall consist of money paid, labor done (including services actually performed for the Corporation) or property (tangible or intangible) actually received. Neither promissory notes nor the promise of future services shall constitute payment for shares. In the absence of fraud in the transaction, the judgment of the Board of Directors as to the value of consideration received shall be conclusive. When consideration, fixed as provided by law, has been paid, the shares shall be deemed to have been issued and shall be considered fully paid and nonassessable.

	Section 4. Lost, Stolen or Destroyed Certificates. The Board of Directors, the Executive Committee, the President, or such other officer or officers of the Corporation as the Board of Directors may from time to time designate, in its or his discretion may direct a new certificate or certificates representing shares to be issued in place of any certificate or certificates theretofore issued by the Corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate or certificates to be lost, stolen or destroyed. When authorizing such issue of a new certificate or certificates, the Board of Directors, the Executive Committee, the President, or any such other officer, in its or his discretion and as a condition precedent to the issuance thereof, may require the owner of such lost, stolen or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as it or he shall require and/or give the Corporation a bond in such form, in such sum, and with such surety or sureties as it or he may direct as indemnity against any claim that may be made against the Corporation with respect to the certificate or certificates alleged to have been lost, stolen or destroyed.

	Section 5. Transfers of Shares. Shares of stock shall be transferable only on the books of the Corporation by the holder thereof in person or by his duly authorized attorney, Upon surrender to the Corporation or the transfer agent of the Corporation of a certificate or certificates representing shares, duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, with all required stock transfer tax stamps affixed thereto and cancelled or accompanied by sufficient funds to pay such taxes, it shall be the duty of the Corporation or the transfer agent of the Corporation to issue a new certificate or certificates to the person entitled thereto, cancel the old certificate or certificates and record the transaction upon its books.

	Section 6. Registered Shareholders. The Corporation shall be entitled to treat the holder of record of any share or shares of stock as the holder in fact thereof and, accordingly, shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by law.


			ARTICLE IX--MISCELLANEOUS

	Section 1. Dividends. Dividends upon the outstanding shares of the Corporation, subject to the provisions of the statutes and of the Articles of Incorporation, may be declared by the Board of Directors at any annual, regular or special meeting and may be paid in cash, in property or in shares of the Corporation, or in any combination thereof.

	The Board of Directors may fix in advance a record date for the purpose of determining shareholders entitled to receive payment of any dividend, the record date to be not less than ten nor more than fifty days prior to the payment date of such dividend, or the Board of Directors may close the stock transfer books for such purpose for a period of not less than ten nor more than fifty days prior to the payment date of such dividend. In the absence of any action by the Board of Directors, the date upon which the Board of Directors adopts the resolution declaring the dividend shall be the record date.

	Section 2. Reserves. There may be created from time to time by resolution of the Board of Directors, out of the earned surplus of the Corporation, such reserve or reserves as the directors from time to time, in their discretion, think proper to provide for contingencies, or to equalize dividends, or to repair or maintain any property of the Corporation or for such other purpose as the directors shall think beneficial to the Corporation. The directors may modify or abolish any such reserve in the manner in which it was created.

	Section 3. Signature of Negotiable Instruments. All bills, notes, checks or other instruments for the payment of money shall be signed or countersigned by such officer, officers, agent or agents and in such manner as are permitted by these By-Laws and/or as, from time to time, may be prescribed by resolution (whether general or special) of the Board of Directors or the Executive Committee.

	Section 4. Fiscal Year. The fiscal year of the Corporation shall begin on October 1 and shall end of September 30 of the following year.

	Section 5. Seal. The Corporation's seal shall be in such form as shall be adopted and approved from time to time by the Board of Directors. The seal may be used by causing it, or a facsimile thereof, to be impressed, affixed, imprinted or in any manner reproduced.

	Section 6. Books and Records. The Corporation shall keep correct and complete books and records of account and shall keep minutes of the proceedings of its shareholders and Board of Directors and shall keep at its registered office or principal place of business, or at the office of its transfer agent or registrar, a record of its shareholders, giving the names and addresses of all shareholders and the number and class of the shares held by each.

	Section 7. Resignation. Any director, committee member, officer or agent may resign by giving written notice to the President or the Secretary. The resignation shall take effect at the time specified therein, or immediately if no time is specified.
 Unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

	Section 8. Indemnification. Any person made a party to, or involved in, any civil, criminal or administrative action, suit or proceeding by reason of the fact that he, his testator or intestate, is or was a director, officer, employee, partner or trustee of the Corporation, or of any other corporation or any partnership, joint venture, trust or other enterprise which he, his testator or intestate, served as such at the request of the Corporation, shall be indemnified by the Corporation against expenses reasonably incurred by him or imposed on him in connection with, or resulting from, the defense of such action, suit or proceeding, or in connection with, or resulting from, any appeal therein, except with respect to matters as to which it is adjudged in such action, suit or proceeding that such officer or director is liable to the Corporation or to such other corporation, partnership, joint venture, trust or other enterprise for negligence or misconduct in the performance of his duties. As used herein the term "expenses" shall include all obligations incurred by such person for the payment of money including, without limitation, attorney's fees, judgments, awards, fines, penalties and amounts paid in satisfaction of judgment or in settlement of any such action, suit or proceeding, except amounts paid to the Corporation or such other corporation, partnership, joint venture, trust or other enterprise by him. A judgment or conviction
(whether based on a plea of guilty or nolo contendere or its equivalent, or after trial) shall not of itself be deemed an adjudication that such director or officer is liable to the Corporation or such other corporation, partnership, joint venture, trust or other enterprise for negligence or misconduct in the performance of his duties. Determination of the right to such indemnification and the amount thereof may be made, at the option of the person to be indemnified, pursuant to procedure set forth from time to time by these By-Laws or by any of the following procedures: (a) order of the court or administrative body or agency having jurisdiction of the action, suit or proceeding,
(b) resolution adopted by a majority of a quorum of the Board of Directors of the Corporation without counting in such majority or quorum any directors who have incurred expenses in connection with such action, suit or proceeding, (c) if there is no quorum of directors who have not incurred expenses in connection with such action, suit or proceeding, then by resolution adopted by a majority of a committee of shareholders or directors who have not incurred such expenses, appointed by the Board of Directors of the Corporation, (d) resolution adopted by the holders of a majority of the shares entitled to vote and present in person or represented by proxy et any meeting of shareholders of the Corporation at which a quorum is so present or represented, such holders voting together and not by class or (e) order of any court having jurisdiction over the Corporation. Any such determination that a payment by way of indemnity should be made shall be binding upon the Corporation.
Such right of indemnification shall not be exclusive of any other right which such directors and officers of the Corporation, and the other persons above mentioned, may have or hereafter acquire and, without limiting the generality of such statement, they shall be entitled to their respective rights of indemnification under the Articles of Incorporation or any other by-law, agreement, vote of shareholders, provisions of law or otherwise, as well as their rights under this Section. The provisions of this Section shall apply to any member of any committee appointed by the Board of Directors as fully as though such person had been a director or officer of the Corporation.

	The Corporation may purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against any liability asserted against him and incurred by him in any such capacity or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of this Section.

	Section 9. Surety Bonds. Such officers and agents of the Corporation (if any) as the President, the Board of Directors or the Executive Committee may direct, from time to time, shall be bonded for the faithful performance of their duties and for the restoration to the Corporation, in case of their death, resignation, retirement, disqualification or removal from office, of all books, papers, vouchers, money and other property of whatever kind in their possession or under their control belonging to the Corporation, in such amounts and by such surety companies as the President, the Board of Directors or the Executive Committee may determine. The premiums on such bonds shall be paid by the Corporation, and the bonds so furnished shall be in the custody of the Secretary.

	Section 10.  Interested Directors, Officers and Shareholders.

	(a)	Validity.  Any contract or other transaction between the
Corporation and any of its directors, officers or shareholders (or any corporation or firm in which any of them are directly or indirectly interested) shall be valid for all purposes notwithstanding the presence of such director, officer or shareholder at the meeting authorizing such contract or transaction, or his participation or vote in such meeting or authorization.

	(b)	Disclosure; Approval.  The foregoing shall, however,
apply only if the material facts of the relationship or the interest of each such director, officer or shareholder is known or disclosed:

		(1)	to the Board of Directors and it nevertheless
authorizes or ratifies the contract or transaction by a majority of the directors present, each such interest director to be counted in determining whether a quorum is present but not in calculating the majority necessary to carry the vote;
or

		(2)	to the shareholders and they nevertheless authorize
or ratify the contract or transaction by a majority of the shares present, each such interested person to be counted for quorum and voting purposes.

	(c)	Non-Exclusive.  This provision shall not be construed to
invalidate any contract or transaction which would be valid in the absence of this Provision.


			ARTICLE X--AMENDMENTS

	Section 1. These By-Laws may be altered, amended or repealed or new By-Laws may be adopted at any meeting of the Board of Directors at which a quorum is present by the affirmative vote of a majority of the directors present at such meeting.




					Exhibit 4.1
				VSI HOLDINGS, INC.
			1997 INCENTIVE STOCK OPTION PLAN

	1. Purpose. The purpose of this l997 Incentive Stock Option Plan of VSI Holdings, Inc. (the "Plan") is to advance the interest of VSI Holdings, Inc., a Georgia corporation (the "Company") and its Affiliates (as hereinafter defined) by encouraging and enabling the acquisition of a financial interest in the Company by certain Key Employees (as hereafter provided) of the Company and its Affiliates.
 In addition, the Plan in intended to aid the Company and its Affiliates in attracting and retaining such Key Employees, to stimulate their efforts on behalf of the Company and its Affiliates and to strengthen their desire to remain in the employ of the Company and its Affiliates. "Affiliates" shall mean any present or future parent corporation or subsidiary corporation of VSI Holdings, Inc. as defined in Sections 425(e) and 425(f) of the Internal Revenue Code of 1986, as amended (the "Code").

	The Company may grant stock options which constitute "incentive stock options" ("ISOs") within the meaning of section 422A of the Code and may grant stock appreciation rights ("Rights") for use in connection with Options granted by the Company.

	2. Stock. The Stock to be issued, transferred and/or sold under the Plan shall be shares of Common Stock, $.01 par value, of the Company (the "Stock"). Subject to adjustment as provided in
Section 4(b) hereof, the total number of shares of Stock that may be issued under the Plan pursuant to Options or Rights granted thereunder shall not exceed 500,000 shares of the authorized but unissued Stock, provided that the number of shares that may be granted to any employee under the Plan shall be reasonable in relation to the purpose of the Plan and the needs of the Company. Shares that, by reason of the expiration of an Option or Right or otherwise, are no longer subject to purchase pursuant to an Option or Right granted under the Plan may be reoptioned under the Plan. The Company shall not be required upon the exercise of any Option or Right to issue or deliver any shares of Stock prior to the completion of such registration or other qualification of such shares under any state or Federal law, rule or regulation as the Company shall determine to be necessary or desirable.

	3. Participants. Persons eligible to be granted Options or Rights under the Plan shall be limited to such key employees of the Company (including officers who are also directors of the Company, but not including directors who are not also officers) who have substantial responsibility in the direction and management of the Company, as indicated by the action of the Committee (as that term is defined in Section 5) in granting an Option or Right to such employee (the "Participants").

	4. Terms and Conditions of Options. Options granted pursuant to the Plan shall be evidenced by agreements in such form, not inconsistent with this Plan, as the Committee shall from time to time approve, provided that the substance of the following terms and conditions be included therein, subject to adjustment only as provided in Section 4(h).

		(a) Option Price. The option price shall not be less than the fair market value of the Stock on the date the Option is granted; however, notwithstanding the foregoing, the option price for Options granted to any employee owning Stock (using the attribution of stock ownership rules of Section 425(d) of the Code) possessing more than 10% of the total combined voting power of all classes of Stock of the Company or any of its Affiliates ("Shareholder
Employee") on the date such Option is granted, shall be at least 110% of the fair market value of the Stock on the date the Option is granted. The Committee shall, in good faith, determine the fair market value of the Stock on the date the Option is granted, and the fair market value may be more or less than the book value of the Stock; provided, however, that such fair market value shall not be less than the closing bid price of the Stock on the date of grant.

		(b) Duration of Options. The duration of Options shall be determined by the Committee, but in no event shall the duration of an Option exceed ten (10) years from the date of its grant. The duration of an Option granted to a Shareholder Employee shall not exceed five (5) years from the date of its grant.

		(c) Vesting Schedules. The Committee may, in its discretion, grant Options the exercise of which may be conditioned upon the Participant's continued employment with the Company. Each Option may contain provisions, not inconsistent with the provisions of this Plan, which vest the Participant with the right to exercise a portion of the Option granted at certain specified intervals of time.
 Such vesting schedules shall be determined by the Committee in its discretion and need not be the same for each Option or each Participant.

		(d) Manner of Exercise. An Option may be exercised either partially or in full in the discretion of the Participant. Shares of Stock purchased upon exercise of an Option shall at the time of purchase be paid for in full with (i) cash, (ii) the equivalent fair market value of shares of Stock, properly endorsed, or (iii) any combination of (i) and (ii). To the extent that the right to purchase shares has accrued hereunder, Options may be exercised from time to time by written notice to the Company stating the number of shares with respect to which the Option is being exercised and the time of delivery thereof, which shall be not earlier than fifteen (15) days after the giving of such notice unless an earlier date shall have been mutually agreed upon, accompanied by payment in full by certified or official bank check or the equivalent thereof acceptable to the Company, At the time of delivery, the Company shall, without transfer or issue tax to the optionee, deliver to the participant at the principal office of the Company, or such other place as shall be mutually agreed upon, a certificate or certificates for such shares; provided, however, that the time of delivery may be postponed by the Company for such period as may be required for it with reasonable diligence to comply with any requirements of law. In the event the Stock issuable upon exercise is not registered under the Securities Act of 1933 (the "Act"), then the Company at the time of exercise will require in addition that the registered owner deliver an investment representation in form acceptable to the Company and its counsel and the Company will place an appropriate legend on the certificate for such Stock restricting the transfer of same. There shall be no obligation or duty for the Company to register under the Act at any time the Stock issuable upon exercise of the Options. If the Participant fails to accept delivery of all or any part of the number of shares specified in such notice upon tender of delivery thereof, the right to exercise the Option with respect to such shares that Participant fails to accept shall be terminated and the consideration given for such shares shall be returned.

		(e) Limitation on Amount. The aggregate fair market value (determined as of the time an option is granted) of Common Stock with respect to which incentive stock options are exercisable for the first time by an employee during any calendar year (under the Plan and all other plans of the Company and its parent and subsidiary corporations) shall not exceed $100,000.

		(f) Non-Assignability of Option Rights. No Option shall be assignable or transferable otherwise than by will or by the laws of descent and distribution. During the lifetime of a Participant, the option is exercisable only by him.

		(g) Termination of Employment. In the event that a Participant's employment by the Company shall terminate, the Participant shall have the right, subject to Section 4(b) hereof, to exercise his Option at any time within thirty (30) days after such termination to the extent that he was entitled to exercise the same immediately prior to termination. However, if a Participant's employment is terminated by the Company for cause, the Committee may, in its discretion, terminate any outstanding Options held by such Participant.

		(h) Adjustment of Options on Recapitalization or Reorganization. The aggregate number of shares of Stock for which Options may be granted to Participants under the Plan, the number of shares covered by each outstanding Option, and the exercise price per share for each such Option, shall be proportionately adjusted for any increase or decrease in the number of issued shares of Stock resulting from the subdivision or consolidation of shares, or the payment of a stock dividend after the effective date of this Plan, or other increase or decrease in such shares effected without receipt of consideration by the Company; provided, however, that any Options to purchase fractional shares resulting from any such adjustment shall be eliminated.

	If the Company shall at any time merge or consolidate with or into another corporation, the holder of each Option will thereafter receive, upon the exercise thereof, the securities or property to which a holder of the number of shares of Stock then deliverable upon the exercise of such Option would have been entitled upon such merger or consolidation, and the Company shall take such steps in connection with such merger or consolidation as may be necessary to assure that the provisions of this Plan shall thereafter be applicable, as nearly as reasonably may be, in relation to any securities or property thereafter deliverable upon the exercise of such Option. A sale of all or substantially all the assets of the Company for a consideration (apart from the assumption of obligations) consisting primarily of securities shall be deemed a merger or consolidation for the foregoing purposes.

		(i)	Rights as a Shareholder.  The Participant shall have
no rights as a shareholder with respect to any shares of Stock held under Option until the date of issuance of the Stock certificates to him for such shares. Except as provided in Section 4(h), no adjustment shall be made for dividends or other rights for which the record date is prior to the date of such issuance.

	5.	Terms and Conditions of Stock Appreciation Rights.  The
Committee may, at any time and in its discretion, grant a Right to any Participant who is awarded or who holds an outstanding Option.
Such Rights shall be evidenced by agreements in such form as the Committee shall from time to time approve. Such agreements shall comply with, and be subject to, the following terms and conditions:

		(a) Grant. Each Right shall relate to a specific Option under the Plan. The number of shares of Stock subject to such Right shall be equal to the number of shares of Stock that the Participant is entitled to receive pursuant to the related Option. The number of shares of Stock subject to a Right held by a Participant shall be reduced by:

			(i) the number of shares of Stock designated by the Participant in Section 5(b) as being the amount with respect to which the Right is being exercised, and

			(ii) the number of shares of Stock purchased by such Participant pursuant to the related Option.

		(b) Manner of Exercise. A Participant shall exercise a Right by giving written notice of such exercise to the Company. The date upon which such written notice is received by the Company shall be the exercise date for the Right, The Participant shall designate in such written notice, the number of shares of Stock with respect to which such Right is being exercised.

		(c) Appreciation Available. A Right shall entitle a Participant to the amount which the fair market value of the Stock subject to the Right exceeds the option price per share of Stock of the related Option. The total amount of appreciation available to a Participant upon the exercise of a Right shall be equal to the number of shares of Stock with respect to which the Right is being exercised, multiplied by the amount of appreciation per Right determined under this Section 5(c).

		(d) Payment of Appreciation. In the discretion of the Committee, the total appreciation available to a Participant from the exercise of a Right may be paid to the Participant either in Stock or in cash, or both. If paid in cash the amount thereof shall be the amount of the appreciation determined under Section 5(c) above. If paid in Stock, the number of shares of Stock that shall be issued pursuant to the exercise of a Right shall be determined by dividing the amount of appreciation determined in Section 5(c) by the fair market value of the Stock on the exercise date of the Right;
provided, however, that no fractional shares shall be issued upon the exercise of a Right.

		(e) Limitations Upon Exercise of Rights. A Participant may exercise a Right with respect to a share of Stock only in conjunction with the reduction of the number of shares of stock subject to the Option to which the Right relates. Rights may be exercised only at such times and by such persons as may exercise
Options under the Plan. Adjustment to the number of shares in the Plan and the price per share pursuant to Section 4(h) shall also be made to any Rights held by each Participant. Any termination, amendment, or revision of the Plan pursuant to Sections 7 and 8 shall be deemed a termination, amendment, or revision of Rights to the same extent.

		(f) Other Terms and Conditions. Notwithstanding any provision in the Plan to the contrary, any Right granted pursuant to the Plan must meet the following requirements:

			(i)  the Right must expire no later than the
underlying Option;

			(ii) the Right may entitle its holder to no more than 100% of the difference between the exercise price of a share of Stock subject to the underlying Option and the fair market value of the Stock subject to the underlying Option at the time the Right is exercised.

			(iii) the Right must be transferable only when the underlying Option is transferable, and under the same conditions;

			(iv) the Right may be exercised only when, and to the extent, the underlying Option is eligible to be exercised; and

			(v) the Right may be exercised only when the fair market value of the Stock exceeds the exercise price of a share of Stock subject to the underlying Option.

	6.  Administration.

		(a) The Plan shall be administered by a stock option committee (the "Committee") consisting of not less than three (3) directors of the Company to be appointed by the board of directors of the Company ("Board of Directors"). In lieu of appointing the Committee, the entire Board of Directors may collectively act as the Committee until such time as the Committee is appointed. The Board of Directors may, from time to time, remove members from or add members to the Committee. Vacancies in the Committee, however caused, shall be filled by the Board of Directors. The Committee shall select one of its members as chairman and shall hold meetings at such times and places as it may determine. The Committee may appoint a secretary and, subject to the provisions of the Plan and to policies determined by the Board of Directors, may make such rules and regulations for the conduct of its business as it shall deem advisable. A majority of the Committee shall constitute a quorum. All action of the Committee shall be taken by a majority of its members. Any action may be taken by a written instrument signed by a majority of the members, and action so taken shall be fully as effective as if it had been taken by a vote of the majority of the members at a meeting duly called and held.

		(b) Subject to the express terms and conditions of the Plan, the Committee shall have full power to grant Options and Rights under the Plan, the construe or interpret the Plan, to prescribe, amend and rescind rules and regulations relation and to make all other determinations necessary or advisable for its administration.

		(c) Subject to the provisions of Sections 3 and 4 hereof, the Committee may, from time to time, determine which Participants shall be granted Options and Rights under the Plan, the number of shares of Stock subject to each Option and Right, the time or times at which Options and Rights shall be granted, and grant such Options and Rights under the Plan.

		(d) The Committee shall report to the Board of Directors the names of Participants granted Options and Rights, the number of shares subject to, and the terms and conditions of, each Option and Right.

		(e) No member of the Board of Directors or of the Committee shall be liable for any action or determination made in good faith with respect to the Plan or to any Option or Right.

	7.  Effective Date and Termination.

		(a)  The effective date of the Plan is April 21, 1997.

		(b) The Plan shall terminate on April 20, 2007 but the Board of Directors may terminate the Plan at any time prior to ten years from the effective date of the Plan. Termination of the Plan shall not alter or impair, without the consent of the Participant, any of the rights or obligations and any Option or Right theretofore granted under the Plan.

	8. Amendments. The Board of Directors or the Committee may, from time to time, alter, amend, suspend, or Plan, or alter or amend any and all Option or Rights granted thereunder; provided, however, that no such action of the Directors or the Committee may alter the provisions of the Plan so as to:

		(a) Permit the grant of Options at less than the fair market value permitted pursuant to Section 4(a) hereof;

		(b) Extend the term of the Plan beyond ten (10) years or the maximum term of the Options or Rights granted beyond ten (10) years;

		(c) Alter any outstanding Option or Rights Agreement to the detriment of the Participant without his consent; or

		(d) Decrease, directly or indirectly (by cancellation and substitution of Options or otherwise), the option price applicable to any Option granted under this Plan.

	9.	Qualifications.  Options granted pursuant to this Plan are
intended to qualify as Incentive Stock Options within the meaning of
Section 422A of the Code, and shall be so construed; provided, however, that nothing in this Plan shall be interpreted as a representation, guarantee or other undertaking on the part of the Company that the Options granted pursuant to this Plan are, or will be, determined to be Incentive Stock Options, within that section of the Code.

	10. Use of Proceeds. The proceeds from the sale of Stock pursuant to the exercise of Options will be used for the general corporate purposes of the Company.



					Exhibit 4.2

				VSI HOLDINGS, INC.
		1997 NON-QUALIFIED STOCK OPTION PLAN

Section 1.  Purpose.

	The purpose of the 1997 Non-Qualified Stock Option Plan of VSI Holdings, Inc. (the "Plan") is to advance the interests of VSI Holdings, Inc. (the "Company") and its Affiliates (as defined in
Section 4 hereof) by encouraging and enabling the acquisition of a financial interest in the Company by officers and other key employees of the Company and its Affiliates (the "Participants").
In addition, the Plan is intended to aid the Company and its Affiliates in attracting and retaining Participants, to stimulate the efforts of such Participants on behalf of the Company and its Affiliates and to strengthen their desire to remain in the employ of the Company and its Affiliates.

	The Company may grant non-qualified stock options which do not constitute "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1954, as amended (the "Code") ("Options") to Participants, and may grant Participants stock appreciation rights which are attached to such Options ("Attached Rights") and stock appreciation rights which are independent of such Options ("Independent Rights"). (Attached Rights and
Independent Rights may hereafter be collectively referred to as "Rights")

Section 2.  Administration.

	The Plan shall be administered by a Committee (the "Committee") appointed by the Board of Directors of the Company (the "Board") from among its members and shall be comprised of not less than three (3) members of the Board, In lieu of appointing the Committee, the entire Board of Directors may collectively act as the Committee until such time as the Committee is appointed. The Committee shall determine the Participants of the Company and its Affiliates to whom, and the time or times at which, Options or Rights may be granted, the number of shares subject to each Option or Right, the schedules upon which each Option or Right becomes vested to the Participant, the duration of each Option or Right, the period or periods within which each Option or Right may be exercised, the basis for cancellation of each Option or Right, the Appreciation Base (as hereinafter defined in Section 6(b)) and any other conditions of the grant of the Option or Right. The provisions and conditions of the grant, exercise or other action with respect to Options and Rights need not be the same with respect to each Participant or with respect to each Option or each Right granted to a Participant.

	The Committee may, subject to the provisions of the Plan, establish such rules and regulations as it may deem necessary, advisable, or appropriate for the proper administration of the Plan, and may make such determinations and may take such other action in connection with or pursuant to the Plan, and the Rights and Options granted thereunder, as it may deem necessary, advisable, or appropriate. Each determination or other action made or taken in connection with, or pursuant to, the Plan, including interpretations of the Plan and the specific conditions and provisions of the Options and Rights granted thereunder by the Committee, shall be final and conclusive for all purposes and upon all interested persons including, but without limitation, the Company, its Affiliates, the Board, the Participants of the Company and/or its Affiliates and their respective successors in interest.

Section 3.  Stock.

	The stock which shall be issued pursuant to the exercise of Options and/or Rights granted under the Plan, or which shall be used to determine the amount of appreciation pursuant to the exercise of Rights under the Plan, shall be shares of Common Stock, $.01 par value, of the Company (the "Stock"). The Stock shall be reserved from the authorized and unissued Stock of the Company.
The total number of shares of Stock that may be issued pursuant to exercised Options and Rights may not exceed 500,000 shares. Such number of authorized shares of Stock shall be subject to adjustment in accordance with Section 11 hereof and shall be reduced by the number of shares of Stock issued pursuant to the Plan. Stock subject to any unexercised Option or Right, or portion thereof, which expires or is cancelled, surrendered, or terminated for any reason may, by affirmative action of the Committee, again be subject to Options and/or Rights granted under the Plan.

Section 4.  Eligibility.

	Options and Rights may be granted to officers and employees of the Company and its Affiliates (including officers who are directors thereof), and contingently granted to prospective officers or employees thereof, conditioned upon their acceptance and initiation of employment within three months of such grant.
The term "Affiliates" shall mean any present or future parent corporation or subsidiary corporation of the Company as defined in Sections 425(e) and (f), respectively, of the Code. No Participant shall be granted Options or Rights with respect to the Plan consisting of more than twenty-five percent of the aggregate number of shares of stock issuable under the Plan.

Section 5.  Awards of Options.

	The Committee may, from time to time and in its discretion, award to Participants of the Plan, Options to purchase Stock of the Company. The amount of Stock subject to such Options shall be determined by the Committee but in no event shall an Option be granted to purchase an amount of Stock which exceeds the adjusted balance of the authorized amount of Stock subject to the Plan as determined pursuant to Section 3 hereof, reduced by the number of shares of Stock subject to outstanding Options and further reduced by the amount of shares of Stock used to determine the aggregate amount of appreciation payable upon the exercise of all outstanding Independent Rights. Except as otherwise specifically provided herein, Options granted pursuant to the Plan shall be subject to the following terms and conditions:

	(a) Employment Agreement. The Committee may, in its discretion, include in any Option granted under the Plan a condition that the Participant enter into an agreement whereby the Participant agrees to remain in the employ of, and render services to the Company or any of its affiliates for a period of time (specified in the agreement) from the date the Option is granted. No such agreement shall impose upon the Company or any of its Affiliates, however, any obligation to employ the Participant for such period of time.

	(b) Option Price. Unless otherwise determined by the Committee the option price shall be 100% of the fair market value of the Stock on the date of the grant. The Committee shall, in good faith, determine the fair market value of the Stock on the date the Option is granted, and the fair market value may be more or less than the book value of the Stock. Unless otherwise determined by the Committee, the fair market value of the Stock shall be the closing "bid" price of the Stock on the date an Option is granted.

	(c) Time and Manner of Exercise. A Participant shall exercise an Option by giving written notice of such exercise to the Company. The date upon which such written notice is received by the Company shall be the exercise date of the Option. Unless otherwise provided in the Plan and in the particular Option agreement, an Option may be exercised either partially or in full at such time or times as the Participant in his discretion may determine. The number of shares of Stock which a Participant may purchase upon exercise of an Option shall be the number of shares of Stock subject to the Option as provided in the Option agreement reduced by the following:

			(i) The number of shares of Stock purchased by such Participant pursuant to the Option agreement, and

			(ii) In the case of an Option coupled with an Attached Right, the number of Attached Rights exercised by the Participant for Stock or cash pursuant to the Attached Right agreement.

	(d) Payment. Unless otherwise determined by the Committee, the option price with respect to an exercised Option, or portion thereof, shall be paid in full at the time of exercise. No shares of Stock shall be issued until full payment has been received therefor. Full or partial payment of the option price may be in cash or, with the prior approval of, and upon the conditions established by, the Committee, by delivery of fully paid, restricted or unrestricted, shares of Stock owned by the Participant. If payment is made by the delivery of shares of Stock, the value of the shares of Stock delivered shall be the fair market value of the shares of Stock as the Committee shall, in good faith, determine as of the date of exercise.

	(e) Duration of Options. The duration of each Option shall be determined by the Committee, but in no event shall the duration of an Option exceed ten (10) years from the date of its grant.

	(f) Other Terms and Conditions. Options may contain such other provisions, not inconsistent with the provisions of the Plan, as the Committee shall determine to be necessary, advisable or appropriate from time to time. The grant of an Option to any Participant shall not affect in any way the right of the Company or any Affiliate to terminate the employment of the holder thereof.

Section 6.  Award of Rights.

	The Committee may grant Attached or Independent Stock Appreciation Rights to Participants at such time or times as the Committee in its discretion shall determine. Attached Rights may be granted simultaneously with the grant of the related Option or may be granted with respect to designated, outstanding Options previously granted under the Plan. Independent Rights may be awarded by the Committee at such time or times as the Committee may in its discretion determine. In no event shall an Independent Right be granted where the number of shares of Stock used to calculate the aggregate amount of appreciation payable with respect to such Right exceeds the adjusted balance of the authorized amount of Stock subject to the Plan as determined pursuant to Section 3 herein, reduced by the number of shares of Stock subject to outstanding Options and further reduced by the number of shares of Stock used to determine the aggregate amount of appreciation payable upon the exercise of all outstanding Independent Rights. Rights shall be evidenced by agreements in such form as the Committee shall from time to time approve, Such agreements shall comply with, and be subject to, the following terms and conditions:

 	(a) Employment Agreement. The Committee may, in its discretion, include in any Right granted under the Plan a condition that the Participant shall enter into an agreement whereby the Participant agrees to remain in the employ of, and to render services to, the Company or any of its Affiliates for a period of time (specified in the agreement) from the date the Right is granted. No such agreement shall impose upon the Company or any of its Affiliates, however, any obligation to employ the Participant for any period of time.

	(b) Appreciation Base. Upon the grant of a Right, the Committee shall determine the market price of a share of Stock which shall become the basis for measuring the amount of appreciation with respect to such Right ("Appreciation Basis"). Unless otherwise determined by the Committee, the Appreciation Basis with respect to an Independent Right shall be 100% of the fair market value of the Stock on the date of grant or, in the case of an Attached Right, the option price of the related Option whether such option price is higher or lower than the fair market value of the Stock on the date the Independent Right is granted. The Committee shall, in good faith, determine the fair market value of the Stock on the date the Right is granted, and the fair market value may be more or less than the book value of the Stock. Unless otherwise determined by the Committee, the fair market value of the Stock shall be the closing "bid" price of the Stock on the date an Independent Right is granted.

		(c) Time and Manner of Exercise. A Participant shall exercise a Right by giving written notice of such exercise to the Company. The date upon which such written notice is received by the Company shall be the exercise date of the Right. Unless otherwise provided in the Plan and in the particular Independent Rights agreement, an Independent Right may be exercised either partially or in full and at such time or times as the Participant may in his discretion determine. The number of Independent Rights held by a Participant shall be equal to the number of shares of Stock used to determine the aggregate appreciation payable upon the exercise of the Independent Right as provided in the Independent
Right agreement reduced by the number of Independent Rights exercised by the Participant for Stock or cash under the Independent Right agreement.

	An Attached Right may be exercised in such amount or amounts and at such time or times as the related Option may be exercised as determined under Section 5(c) hereunder. Unless otherwise determined by the Committee, the number of Attached Rights granted to a Participant shall be equal to the number of shares of Stock that the Participant is entitled to receive pursuant to the related Option. The number of Attached Rights held by a Participant shall be reduced by:

		(i) The number of Attached Rights exercised for Stock or cash under the Attached Right agreement, and

		(ii) The number of shares of Stock purchased by such Participant pursuant to the related Option.

	(d) Appreciation Available. Each Right shall entitle a Participant to the following amount of appreciation: the excess of the fair market value of a share of Stock on the exercise date (as determined by the Committee in accordance with Section 6(b)) over the Appreciation Base of the Right. The total appreciation available to a Participant from the exercise of a Right shall be equal to the number of Rights being exercised, multiplied by the amount of appreciation per Right determined under this Section 6.

	(e) Payment of Appreciation. In the discretion of the Committee, the total appreciation available to a Participant from the exercise of a Right may be paid to the Participant either in Stock or cash, or partly in stock and partly in cash. If paid in cash, the amount thereof shall be the amount of appreciation determined in Subsection (d) above. If paid in Stock, the number of shares of Stock that shall be issued pursuant to the exercise of a Right shall be determined by dividing the amount of appreciation determined under Subsection (d) above by the fair market value of Stock on the exercise date of the Right; provided, however, that no fractional shares of Stock shall be issued upon the exercise of a Right. The Committee may provide for the elimination of fractional shares of Stock without adjustment, or for the payment of the value of such fractional shares in cash.

	(f) Duration of Rights. An Attached Right may be exercised only as long as the related Option is exerciseable. In no event shall an Attached Right be exercised more than ten (10) years from the date of the grant of the related Option. The duration of an Independent Right shall be governed according to the agreement granting such Independent Right, but, in no event, shall an Independent Right be exercised more than ten (10) years from the date of the grant.

	(g) Other Terms and Conditions. Rights may contain such other provisions, not inconsistent with the provisions of the Plan, as the Committee shall determine to be necessary, advisable or appropriate from time to time.

Section 7.  Replacement/Extension of Terms of Options and Rights.

	The Committee from time to time may permit a Participant under the Plan to surrender for cancellation any unexercised outstanding Option and/or Right and receive from the Company in exchange therefor an Option for such number of shares of Stock as may be designated by the Committee. Such Participants also may be granted Independent or Attached Rights as provided in Section 6. In addition, the Committee may extend the duration of any Option and/or Right for a period not to exceed five years, subject to the provisions of Subsections 5(e) and 6(f) without changing the option price of an Option or the Appreciation Base of a Right and on such terms and conditions as the Committee may determine.

Section 8.  Nontransferability of Options and Rights.

	Unless otherwise determined by the Committee, no Option or Right granted pursuant to the Plan shall be transferable otherwise than by will or the laws of descent and distribution. During the lifetime of a Participant, the Option or Right shall be exercisable only by the Participant personally or by the Participant's legal representative.

Section 9.  Termination of Employment.

	Except as provided in Section 10 below or otherwise determined by the Committee, if a Participant ceases to be employed by the Company or its Affiliates, his Options and Rights shall terminate immediately; provided, however, that if a Participant's cessation of employment with the Company or its Affiliates is due to his retirement with the consent of the Company or any of its Affiliates, the Participant may, at any time within thirty days after such cessation of employment, exercise his Options and Rights to the extent that he was entitled to exercise them on the date of cessation of employment, but in no event shall any Option or Right be exerciseable more than ten (10) years from the date it was granted. The Committee may cancel an Option or Right during the period following cessation of employment provided in this Section, if the Participant engages in employment or activities contrary, in the opinion of the Committee, to the best interests of the Company or any of its Affiliates. The Committee shall determine in each case whether a termination of employment shall be considered a retirement with the consent of the Company or its Affiliates and, subject to applicable law, whether a leave of absence shall constitute a termination of employment.

Section 10.  Rights in Event of Death.

	If a Participant dies while employed by the Company or any of its Affiliates, or within three months after having retired with the consent of the Company or any of its Affiliates, and without having fully exercised his Options and/or Rights, the executors or administrators, or legatees or heirs, of his estate shall have the right to exercise for one year after the date of death such Options and/or Rights to the extent that such deceased Participant was entitled to exercise the Options and/or Rights on the date of his death; provided, however, that in no event shall the Options and/or Rights be exercisable more than ten (10) years from the date they were granted.

Section 10.  Rights as a Stockholder.

	A Participant, or a transferee of an Option or Right pursuant to Section 8, shall have no rights as a stockholder with respect to any Stock subject to an Option or Right or receivable upon the exercise of an Option or Right until the Participant or transferree shall become the holder of record of such Stock, and no adjustment shall be made for dividends in cash or other property or other distributions or rights with respect to such Stock for which the record date is prior to the date on which the Participant or transferee shall have in fact become the holder of record of the shares of Stock acquired pursuant to the Option or Right.

Section 12.  Adjustment in Number of Shares, Option Price and
	   		   Appreciated Value.

	In the event that there is any change in the shares of Stock through the declaration of stock dividends or stock splits or through recapitalization or a merger or consolidation or combinations of shares or otherwise, the Board shall make such adjustment, if any, as it may deem appropriate in the number of shares of Stock available for Options and Rights as well as the number of shares of Stock subject to any outstanding Option or Right, the option price of an Option and the Appreciation Base of a Right. Any such adjustment may provide for the elimination of any fractional share which might otherwise become subject to any Option or Right without payment therefore.

Section 13.  Reservation of Shares of Stock.

	The Company, during the term of this Plan, will at all times reserve and keep available, and will seek to obtain from any regulatory body having jurisdiction, any requisite authority necessary to issue and to sell the numbers of shares of Stock that shall be sufficient to satisfy the requirements of this Plan. The inability of the Company to obtain from any regulatory body having jurisdiction the authority deemed necessary by counsel for the Company for the lawful issuance and sale of its Stock hereunder shall relieve the Company of any liability in respect of the failure to issue or sell Stock as to which the requisite authority has not been obtained.

Section 14.  Unregistered Shares.

	In the event the Stock issuable upon exercise of an Option or Right is not registered under the Securities Act of 1933, as amended (the "Act"), the Company, at the time of exercise, will require that the Participant deliver an investment letter with representations in form acceptable to the Company and its counsel and the Company shall place an appropriate legend on the certificate representing such Stock restricting the transfer of same. There shall be no obligation or duty for the Company to register under the Act at any time the Stock issuable upon exercise of an Option or Right.

Section 15.  Amendments, Modification and Termination of Plan.

	The Board may terminate the Plan, in whole or in part, may suspend the Plan, in whole or in part, and may amend the Plan, including the adoption of amendments necessary or desireable to qualify the Options and/or Rights or the Stock subject to such Option and/or Rights, under the laws of various states and countries (including tax laws) and under rules and regulations promulgated by the Securities and Exchange Commission with respect to employees who are subject to the provisions of Section 16 of the Securities Exchange Act of 1934, as amended, or to correct any defect or supply an omission or reconcile any inconsistency in the plan or in any Option or Right granted thereunder, without the approval of the stockholders of the Company; provided, however, that no action shall be taken without the approval of the stockholders of the Company to increase the number of shares of Stock for which Options and Rights may be granted, or change the manner of determining the option price of an Option, or change the manner of determining the Appreciation Base or the amount payable upon exercise of a Right, or increase the maximum duration of an Option or Right, or change the class of employees eligible to participate, or permit any person while a member of the Committee to be eligible to receive or hold an Option or Right granted under the Plan. No amendment or termination or modification of the Plan shall in any manner affect any Option or Right theretofore granted without the consent of the Participant, except that the Committee may amend or modify the Plan in a manner that does affect Options or Rights theretofore granted upon a finding by the Committee that such amendment or modification is in the best interest of holders of outstanding Options or Rights affected thereby. The Plan shall terminate on April 20, 2007, unless earlier terminated by the Board or by the Committee. Termination of the Plan shall not affect any Option or Right previously granted.

Section 16.  Governing Law.

	The Plan and all determinations made and actions taken pursuant thereto shall be governed by the laws of the State of Georgia and construed in accordance therewith.


					Exhibit 4.3

				THE BANKER'S NOTE, INC.

			INDEPENDENT DIRECTOR STOCK OPTION PLAN


	 1.	Purpose of the Plan.  The purpose of the Independent
Director Stock Option Plan (the "Plan") of The Banker's Note, Inc. (the "Corporation") is to promote the interests of the Corporation and its shareholders in obtaining and maintaining the services of knowledgeable and independent directors on the Corporation's Board of Directors (hereinafter referred to as the "Board of Directors" or the "Board"). The Plan is intended to make available for purchase an ownership interest in the Corporation by independent directors who are neither employees of the Corporation or any subsidiary thereof or beneficial owners of 5% or more of the Corporation's common stock, par value $.01 per share (the "Common Stock"), thus providing an additional incentive for such directors to continue to serve on the Board and giving them a greater interest as shareholders in the success of the Corporation.

	 2.	Effective Date of Plan.  The Plan shall take effect on the
later of July 1, 1988 or adoption by the Board of Directors (the
"Effective Date"), subject to approval by the shareholders at the next annual meeting of shareholders. If the Plan is not so approved by the shareholders, the Plan shall terminate and any options granted thereunder shall be void and have no force or effect.

	 3.	Shares Subject to the Plan.  Subject to adjustment as
provided in paragraph 13 hereof, an aggregate of 100,000 shares of the Common Stock shall be available for issuance upon the exercise of all options granted under the Plan. Such shares may consist either in whole or in part, as the Board of Directors in its discretion shall from time to time determine, either of authorized but unissued shares of Common Stock or issued shares of Common Stock which have been reacquired by the Corporation. If any option granted under this Plan expires or ceases to be exercisable without having been exercised in full, the unpurchased shares shall thereafter be available for the grant of further options under the Plan.

	 4.	Administration of the Plan.  The Plan shall be
administered by the Board of Directors. The Board shall, subject to the provisions of the Plan, have the power toconstrue the Plan, to determine all questions arising thereunder and to adopt and amend such rules and regulations for the administration of the Plan as it may deem desirable.

	 5.	Eligibility; Grant of Options.

	(a)	The Board may grant options under the Plan to any director
of the Corporation (I) who is not otherwise an employee of the Corporation or any subsidiary of the Corporation and (II) who is not a beneficial owner, directly or indirectly, of 5% or more of the Common Stock ("Independent Director") as of the Effective Date or, in the case of any director as of a date subsequent to the Effective
Date and who otherwise then meets the above eligibility requirements, as of the date a director is duly elected, reelected or appointed as a director of the Corporation ("Subsequent Effective Date"). A director otherwise ineligible under the Plan may not become an Independent Director until one year after the effective date of the event which terminated his disqualification under (I) and/or (II) above. An Independent Director may be granted a subsequent option after his first option provided the time periods for the vesting of shares as set forth in paragraph 8(a) herein under any existing option granted hereunder shall have expired.

	(b)	The Board may grant each Independent Director as of the
Effective Date of the Plan, or, in the case of future Independent Directors, as of a Subsequent Effective Date, an option to acquire as many as 10,000 shares of Common Stock each, subject to adjustment as set forth in paragraph 13 hereof. Each option granted under the Plan shall be evidenced by an option agreement (an "Agreement") duly executed on behalf of the Corporation and by the director to whom such option is granted, which Agreement shall comply with and be subject to the terms and conditions of the Plan. An Agreement may contain such other terms, provisions and conditions not inconsistent with the Plan as may be determined by the Board. No option shall be deemed to be granted within the meaning of the Plan and no purported grant of any option shall be deemed effective until such an Agreement shall have been duly executed on behalf of the Corporation and the director to whom the option is to be granted.

	 6.	Option Price.  The option price per share with respect to
each option granted under the Plan shall be 100% of the fair market value of the Common Stock on the Effective Date or, in the case of future Independent Directors, on the Subsequent Effective Date, in either case said date to be referred to as the "Date of Grant". For purposes of the preceding sentence, the fair market value of a share of Common Stock shall mean the closing sale price of the Common Stock on the Date of Grant or, in case no sale is publicly reported, the average of the closing bid and asked questions for the Common Stock on that date, in either case as reported in The Wall Street Journal or, if the Common Stock is not then quoted in The Wall Street Journal or an equivalent publication, as furnished by a member of the National Association of Securities Dealers selected by the Corporation for that purpose.

	 7.	Term of Options.  The term of each option granted under
the Plan shall be five (5) years from the Date of Grant, subject to earlier termination as provided in paragraphs 10 and 11 herein.

	 8.	Time and Manner of Exercise of Options.

	(a) Except as otherwise provided herein, options granted under the Plan shall not be exercisable for a period of thirty days after the Date of Grant. Thereafter, an option shall be exercisable in accordance with the terms of the Plan at any time or from time to time during the term of that option, subject to the following:

	(I) (i) not more than 10% of the total number of option shares shall be purchasable on or following thirty days after the Date of Grant; (ii) not more than 20% of the total number of option shares shall be purchasable on or following the first anniversary of the Date of Grant; (iii) not more than 30% of the total number of option shares shall be purchasable on or following the second anniversary of the Date of Grant; and (iv) 40% of the option shares shall be purchasable on or following the third anniversary of the Date of Grant, and

	(II) notwithstanding the above schedule, additional 5% increments of the option shares shall be purchasable on or following the fifth day after the date of the first 12 regularly scheduled quarterly and annual meetings of the Board after July 1, 1988, or, in the case of future Independent Directors, after the Subsequent Effective Date; provided, that, each such 5% increment of shares shall not be exercisable and shall be forfeited should the optionee not attend in person each such respective meeting of the Board.

	(b)	Subject to the foregoing, an option granted under the Plan
may be exercised in full at one time or in part from time to time by giving written notice, signed by the person or persons exercising the option, to the Corporation, stating the number of shares with respect to which the option is being exercised. The purchase price of the shares shall be paid in full in cash or in shares of Common Stock valued on the basis of paragraph 6 herein as of the exercise date upon the exercise of the option, and the Corporation shall not be required to deliver certificates for such shares until such payment has been made.

	(c)	The holder of an option granted under the Plan shall not
have any rights as a shareholder with respect to the shares subject to the option until certificates representing such shares are delivered to him by the Corporation upon the exercise of his option.

	 9.	Nontransferability of Options.  No option granted under
the Plan shall be transferable or assignable by the optionee, otherwise than by will or the laws of descent and distribution.
During the lifetime of the optionee, the option shall be exercisable only by him.


	10.	Effect of Termination of Service or Loss of Independent
Director Status. An option granted under the Plan shall terminate within thirty (30) days immediately following (1) the Independent Director's discontinuance of service on the Board of Directors for any reason, with or without cause, other than his death or the discontinuance of his services due to the circumstances set forth in paragraph 12 herein, or (ii) the Independent Director's loss of independent status with respect to the Corporation on the basis of the standards set forth in paragraph 5(a) herein. In either of such events, the optionee may exercise his option during such thirty-day period, to the extent of the number of shares of Common Stock covered by his option which were purchasable by him at the date of such termination or loss of non-independent status, as the case may be.

	11.	Death of Option Holder.  In the event of the death of an
optionee while serving as an independent director of the Corporation, the option shall terminate on the earlier of three (3) months following the date of death or the expiration date of the option as provided by paragraph 7 of the Plan. Such option may be exercised during such time by the executors or administrators of the optionee or by any person or persons to whom the option is transferred by will or the applicable laws of descent and distribution, to the extent of the full number of shares that the optionee was entitled to purchase under the option on the date of his death.

	12.	Change in Control.  If an optionee's service as a member
of the Board of Directors is terminated or discontinued due to or as result of any extraordinary corporate proceeding affecting the Corporation (as determined by the Board), pursuant to which the Corporation is not to survive immediately following such proceeding and/or which results in a change in control of the Corporation (by merger, consolidation, sale or acquisition of assets or stock or otherwise), his option shall become immediately exercisable in full as of a period beginning thirty (30) days prior to such proceeding, without regard to the provisions of paragraph 8(a) of the Plan. For purposes of this paragraph, a "change in control" of the business and operations of the Corporation shall mean a change in control of a nature that would be required to be reported in response to Item 1 of Form 8-K promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as in effect on the Effective Date; provided, that, without limitation, such a change in control shall be deemed to have occurred if any "person" (as such term is issued in Section 13(d) of the Exchange Act) after the Effective Date becomes the beneficial owner, directly or indirectly, of securities of the Corporation representing 20% or more of the combined voting power of the Corporation's then outstanding securities.

	13.	Adjustments Upon Changes in Capitalization.  In the event
that the outstanding shares of the Common Stock of the Corporation are changed into or exchanged for a different number or kind of shares or other securities of the Corporation or of another corporation by reason of any reorganization, merger, consolidation, recapitalization, reclassification, stock split-up, combination of shares or dividends payable in capital stock, appropriate adjustment shall be made in the number and kind of shares as to which outstanding options, or portions thereof then unexercised, shall be exercisable, to the end that the proportionate interest of the optionee shall be maintained as before the occurrence of such event;
such adjustment in outstanding options shall be made without change in the total price applicable to the unexercised portion of such options and with a corresponding adjustment in the option price per share.

	14.	Securities Matters.  The exercise of any option granted
hereunder shall only be effective at such time as counsel to the Corporation shall have determined that the issuance and delivery of shares of Common Stock pursuant to such exercise will not violate any state or federal securities or other laws. The optionee desiring to exercise an option may be required by the Corporation, as a condition of the effectiveness of any exercise of an option granted hereunder, to agree in writing that all shares of Common Stock to be acquired pursuant to such exercise shall be held for investment for his own account without a view to any further distribution thereof, that the certificates for such shares shall bear an appropriate legend to that effect and that such shares will not be transferred or disposed of except in compliance with applicable federal and state laws. The Corporation may, in its sole discretion, defer the effectiveness of any exercise of an option granted hereunder in order to allow the issuance of shares of Common Stock pursuant thereto to be made pursuant to registration or an exemption from registration or other methods for compliance available under federal or state securities laws. The Corporation shall be under no obligation to effect the registration pursuant to the Securities Act of 1933, as amended, of any shares of Common Stock to be issued hereunder or to effect similar compliance under any state laws.

	The Corporation shall inform the optionee in writing of its decision to defer the effectiveness of the exercise of an option granted hereunder. During the period that the exercise of the option has been deferred, the optionee may, by written notice, withdraw such exercise and obtain the refund of any amount paid with respect thereto.

	15.	Termination and Amendment of the Plan.  Unless sooner
terminated as herein provided, the Plan shall terminate ten (10) years from the Effective Date. The Board may suspend or terminate the Plan or make such modification or amendment thereto as it deems advisable; provided, however, that except under the circumstances provided in paragraph 13, the Board may not, without the approval of the shareholders of the Corporation, change the number of shares subject to the Plan or any option granted thereunder, extend the option period provided for in paragraph 7, or materially increase the benefits under the Plan. No termination, modification or amendment of the Plan shall, without the consent of an optionee, adversely affect the rights of such optionee.


			        Exhibit 9.1

				VOTING AGREEMENT

	THIS AGREEMENT (the "Agreement"), dated as of January __, 1994, among Martin S. Suchik, a Georgia resident ("Suchik") whose address is 4900 Highlands Parkway, Smyrna, Georgia 30082, Steve Toth, Jr., a Michigan resident ("Toth") whose address is 2100 North Woodward West, Suite 201, Bloomfield Hills, Michigan 48403, the Steve Toth, Jr. Trust, a Michigan trust (the "Toth Trust"), the address of which is 2100 North Woodward West, Suite 201, Bloomfield Hills, Michigan
48403, and CLT, a general partnership organized and existing under the laws of Michigan ("CLT"), the address of which is 2100 North Woodward West, Suite 201, Bloomfield Hills, Michigan 48403.

	W I T N E S S E T H :

	WHEREAS, Suchik is the President and Chief Executive Officer of The Banker's Note, Inc. (the "Company") and the holder of more than 20% of its outstanding shares, and

	WHEREAS, Toth has assigned certain rights under the Stock Option Agreement dated as of May 6, 1993 (the "Option Agreement") to the
Toth Trust and CLT to purchase up to 1,600,000 shares of the Company, and

	WHEREAS, the Toth Trust has exercised its assigned rights to purchase 650,000 and 125,000 shares of the Company for $.25 and $.4375 per share respectively, and

	WHEREAS, CLT has until May 5, 2000 to exercise its assigned right to purchase 825,000 shares of the Company for $.15625 per share, and

	WHEREAS, by Section 5(b) of the Option Agreement, the Company has obligated itself to elect two persons nominated by Toth and CLT to the Company's Board of Directors, and

	WHEREAS, each of Suchik, Toth, the Toth Trust, and CLT agree that the continuity of the Company's present management is in its best interests,

	IT IS HEREBY AGREED that, as of this 18th day of January 1994,

	Until the earliest of (i) the tenth anniversary of the date hereof, (ii) the date on which Toth, the Toth Trust, and CLT, or any affiliated person of any of them (the term "affiliated person" being used herein as such term is defined in the Investment Company Act of 1940, as amended) no longer collectively hold, or have the right to purchase, more than 100,000 shares of the Company, and (iii) the date on which Suchik or any affiliated person to him no longer holds more than 100,000 shares of the Company:

		(a)	Toth, the Toth Trust and CLT and any affiliated
person of any of them shall vote the shares of the Company held by them in favor of such nominees to the Company's Board of Directors as shall be nominated by the Board of Directors.

		(b)	Suchik and any affiliated person of him shall vote
the shares of the Company held by them in favor of two nominees to the Company's Board of Directors as shall be designated and nominated by Toth, the Toth Trust, and CLT.

Each of Suchik, Toth, the Toth Trust and CLT agree to execute any and all proxies reasonably requested by another party hereto to further evidence the voting rights granted pursuant to this Agreement. Each of Suchik, Toth, the Toth Trust and CLT agree to cause any affiliated person of any of them holding shares of the Company to execute any and all proxies reasonably requested by another party hereto to further evidence the voting rights granted pursuant to this Agreement.

	IN WITNESS WHEREOF, the parties hereto have caused this Voting Agreement to be duly executed by their duly authorized representatives.


                                               _______________________________
                                               MARTIN S. SUCHIK



                                               ________________________________
                                               STEVE TOTH, JR.



                                               STEVE TOTH, JR. TRUST



						By
						  Its


						CLT



						By
						  Its





					Exhibit 10.4

	STOCK OPTION AGREEMENT

	THIS AGREEMENT (the "Agreement"), dated as of May 6, 1993, among The Banker's Note, Inc., a Texas corporation (the "Company"), Steve Toth, Jr., a Michigan resident ("Toth") whose address is 2100 North Woodward West, Suite 201, Bloomfield Hills, Michigan 48403, and CLT, a general partnership organized and existing under the laws of Michigan ("CLT"), the address of which is 2100 North Woodward West, Suite 201, Bloomfield Hills, Michigan 48403.

	W I T N E S S E T H :

	WHEREAS, the parties wish for Toth and CLT (singularly or together, the "Purchaser") to become a substantial equity investor in the Company, and the Company has agreed, in connection with (I) the performance by Toth in providing the Company with a $1,500,000 line of credit during its reorganization from August 7, 1991 to May 6, 1993, (II) the performance by Toth in purchasing the secured debt of the Company on May 29, 1992 from Bank South, N.A. and reducing the $720,000 principal balance of such debt by $117,000, and (III) Toth's agreement to facilitate, or causing to be facilitated, a line of credit for the Company for a three-year period beginning May 6, 1993, to grant to Toth three options to purchase an aggregate of 1,600,000 shares (the "Option Shares"), of its Common Stock, $.01 par value per share (the "Common Stock"), as more fully set forth herein, and the Purchaser has agreed to purchase the Option Shares, to the extent that it determines to exercise such options, in accordance with the terms of this Agreement.

	AND, WHEREAS, the execution of this Agreement was authorized, and the eventual issuance of the Option Shares to the Purchaser was contemplated, by the May 6, 1993 Order of the U.S. Bankruptcy Court for the Southern District of New York which confirmed the Company's Plan of Reorganization under Chapter 11 of the U.S. Bankruptcy Code, and therefore such execution and issuance are exempt from registration under Section 5 of the Securities Act of 1933 (the "Securities Act") pursuant to 11 U.S.C.A. ?1145.

	NOW, THEREFORE, in consideration of the payment by the Purchaser to the Company of $1.00 and of the premises and the mutual and dependent promises hereinafter set forth, the parties hereto agree as follows:

	SECTION 1. Options to Purchase the Shares; Purchase Price; Closing. (a) Subject to the terms and provisions of this Agreement, the Company hereby grants to Toth three options to purchase any or all of the Option Shares (the "Options"). The first Option shall be for 650,000 shares of Common Stock at $.25 per Option Share, the second Option for 825,000 shares of Common Stock at $.15625 per Option Share, and the third Option for 125,000 shares of Common Stock at $.4375 per Option Share. Simultaneously herewith, Toth has assigned all of his interest in the above-described second Option for 825,000 shares to CLT.

	(b)	Each Option shall be exercisable by the Purchaser, in
whole or in part (i) on or before May 5, 2000 (the "Exercise Date"),
(ii) for such number of Option Shares as shall be specified by the Purchaser (such number of Option Shares, being hereinafter referred to as the "Shares") and (iii) for a purchase price per Option Share as specified above (such purchase price, being the "Price", and multiplied by the number of Shares, the "Aggregate Price").

	(c)	The Purchaser may exercise the Options, by notice to the
Company on or before the Exercise Date. Such notice shall set forth the number of Option Shares to be purchased from each Option, the Price, the Aggregate Price and the Closing Date (as hereinafter defined). Such Notice shall be conclusive and binding between the parties absent manifest error. Upon the exercise of the Option, the Company shall sell the Shares and the Purchaser shall purchase such Shares from the Company, at a purchase price equal to the Aggregate Price for the Shares.

	(d)	Upon the exercise of an Option, the purchase and sale of
the Shares (the "Closing") shall take place on the tenth business day after the date of the notice given by the Purchaser pursuant to subsection (b) above, or at such other time as the parties may agree (the "Closing Date"). It is presently contemplated that the exchange of documents, checks and stock certificates pursuant to such closing be conducted by overnight mail (the "Closing"). Pursuant to the Closing on the Closing Date, the Company will deliver to the Purchaser, or its authorized representative, a certificate representing the Shares, which shall be registered in the name of the Purchaser, or its nominee, against payment therefor by the Purchaser of the Aggregate Price of such Shares. Payment of the Aggregate
Price of such Shares on such Closing Date by the Purchaser shall be made by depositing by Purchaser's check to the Company in immediately available funds. A "business day" shall be any day other than a Saturday, Sunday or other day on which banks are closed in any of Smyrna, Georgia or Detroit, Michigan.

	SECTION 2. Representations and Warranties of the Company. The Company represents and warrants to the Purchaser that:

	(a)	The Company is a corporation duly incorporated and validly
existing under the laws of the State of Texas. The Company is in good standing under the laws of such State and has all corporate power and authority, rights, franchises, permits and other authorizations necessary to make and perform this Agreement.

	(b)	This Agreement has been duly authorized by all necessary
corporate action of the Company, has been duly executed and delivered by the Company, and is a legal, valid and binding agreement of the Company enforceable against the Company, in accordance with its terms.

	(c)	As of the date of this Agreement, the capital stock of the
Company consists of: (i) 20,000,000 shares of Common Stock, duly authorized, of which 4,323,432 shares are outstanding and are validly issued, fully paid and non-assessable (991,122 shares of such outstanding shares are held by the Company as treasury stock); and
(ii) 2,000,000 shares of preferred stock, duly authorized, of which none have been issued. The Company is not under any obligation or agreement to issue or grant any of its capital stock or any options, warrants or rights to purchase or otherwise acquire any of its capital stock, other than as specifically referenced in the Form 10-K
(as hereinafter defined); and no claim based upon preemptive rights can successfully be asserted against the Company.

	(d)	The Shares have been duly authorized and are validly
issued, fully paid and non-assessable; the Purchaser will not be subject to personal liability by reason of being a holder of the Shares; and no preemptive rights will be violated by the making or performance of this Agreement.

	(e)	Neither the making nor the performance of this Agreement
constitutes a default under or a violation of any of the terms of the Company's Articles of Incorporation or By-laws, or any material provision of any indenture, mortgage or other agreement or instrument to which the Company or any of its subsidiaries is a party, or any applicable law, rule, regulation, order or decree of any government, governmental instrumentality or court of competent jurisdiction.

	(f)	The Company has delivered to the Purchaser true copies of
the following, in each case as filed with the Securities and Exchange Commission (the "SEC"):

	(i) A copy of the Company's Annual Report on Form 10-K for the year ended January 30, 1993 (the "Form 10-K").

	(ii) A copy of the Company's Quarterly Report on Form 10-Q for the quarters ended May 1 and July 31, 1993.

	(iii)  A copy of the Company's Current Report of Form 8-K dated
May 6, 1993.

	Such documents so furnished (i) comprise all of the substantive documents that the Company was required to, and did actually, file with the SEC between January 1, 1993 and the date of this Agreement,
(ii) when filed were each in substantial compliance with the requirements of the applicable SEC form; (iii) as of their respective dates, did not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements contained therein not misleading, and (iv) do not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements therein not misleading, except to the extent information contained in any such document has been revised or superseded by a later filed such document.

	(g)	The consolidated financial statements set forth or
incorporated by reference in the Form 10-K present fairly in all material respects the consolidated financial position of the Company and its subsidiary at January 30, 1993 and February 1, 1992, and the results of operations of the Company and its subsidiaries for the three years ended January 30, 1993, all in conformity with generally accepted accounting principles applied on a consistent basis; the unaudited consolidated financial statements set forth in the Company's quarterly reports on Form 10-Q for the quarters ended May 1 and July 31, 1993, present fairly the financial position of the Company and its subsidiary at such dates and the results of operations for the three-month period ended on such dates; the consolidated financial statements set forth or incorporated by reference in any subsequent annual report (on Form 10-K or such other form as the SEC shall prescribe) filed with the SEC, shall present fairly in all material respects the consolidated financial position of the Company and its subsidiary at the date thereof and at any previous date or dates required to be set forth therein, and the results of operations of the Company and its subsidiary for the years required to be set forth therein; the unaudited consolidated financial statements set forth in any subsequent interim report (on Form 10-Q or such other form as the SEC shall prescribe) filed with the SEC shall present fairly in all materials respects the financial position of the Company and its subsidiary at the dates thereof and the results of operations for the interim periods ended on such dates, all in conformity with generally accepted accounting principles applied on a consistent basis; neither the Company nor its subsidiary has knowledge of any material obligation or liability, whether absolute, accrued, contingent or otherwise, that is not reflected in such financial statements; and, since the date of the most recent of such financial statements, there has been no material adverse change in the financial condition or results of operations of the Company and its subsidiary taken as a whole.

	SECTION 3. Representations and Warranties of the Purchaser. The Purchaser represents and warrants to the Company that:

	(a)	To the extent that the Option is exercised the Purchaser
will purchase the Shares for its own account for investment and not with a view to or in connection with the distribution or resale thereof; provided, however, that the disposition of the property of the Purchaser will at all times be within its control, subject to the applicable requirements of the Securities Act and the provisions of this Agreement. The Purchaser agrees that it will not offer to sell, sell, or otherwise dispose of the Shares unless they are registered pursuant to the provisions of the Securities Act or unless an exemption from registration is available thereunder. The Purchaser further agrees that it will comply with the provisions of the Securities Exchange Act of 1934 with regard to its reporting its status as a director of the Purchaser and its ownership in the Company.

	(b)	This Agreement has been duly authorized by all necessary
corporate action of the Purchaser, has been duly executed and delivered by the Purchaser, and is a legal, valid and binding agreement of the Purchaser enforceable in accordance with its terms.

	SECTION 4. Conditions to Closing. Upon the exercise of any Option, the obligation of the Purchaser to purchase and pay for the Shares on the Closing Date shall be subject, upon the affirmative request of the Purchaser, to the following condition:

	(a)	The representations and warranties of the Company set
forth in Section 2 shall have been true in all material respects when made and shall be true in all material respects on the Closing Date as if made again on and as of such date, and the Purchaser shall have received a certificate dated the Closing Date to that effect, signed by its President and its Secretary or Treasurer.

	SECTION 5. Covenants of the Company. (a) The Company will at all times have authorized, and reserve and keep available, free from preemptive rights, a number of shares of Common Stock sufficient for the purpose of enabling it to satisfy the exercise of the Option hereunder.

	(b)	As soon as practicable after the execution of this
Agreement, the Company's Board of Directors will elect two persons designated by Toth and CLT to the Company's Board of Directors.

	SECTION 6. Expenses. The Company and the Purchaser agree that, whether or not the transactions hereby contemplated shall be consummated, each such party will pay the expenses incurred by it in connection with the transactions contemplated by this Agreement.

	SECTION 7. Survival of Covenants, Representations and Warranties. All representations, warranties, covenants and agreements of the Company and the Purchaser contained in this Agreement shall survive the delivery to the Purchaser of the Shares and shall continue in full force and effect thereafter; provided, however, that after the first anniversary of the delivery of the Shares to the Purchaser hereunder, without prejudice to any rights which the Purchaser may have other than under this Agreement, the following provisions shall no longer continue in effect: Sections 2(a), 2(c), 2(f) and 2(g).

	SECTION 8. No Assignment; Successors. No party may assign this Agreement without the written consent of the other except as specifically provided herein; provided, however, that the Purchaser
(but not any assignee of the Purchaser) may assign this Agreement without the written consent of the Company to an affiliated person of the Purchaser. All references to the Company or to the Purchaser shall be deemed to include any corporation that succeeds to substantially all of the business of the Company or the Purchaser, respectively, by merger, purchase of assets or otherwise.

	SECTION 9. Communications. All communications provided for herein shall be delivered by overnight courier or telecopied and shall be addressed:

		If to Toth and/or CLT:

		2100 North Woodward West
		Suite 201
		Bloomfield Hills, Michigan  48403
		Attn: Steve Toth, Jr./Tom Marquis
		Telecopy: (313) 646-0888

		If to the Company:

		4900 Highlands Parkway
		Smyrna, Georgia 30082
		Attn: Martin S. Suchik/Harold D. Cannon
		Telecopy:  (404) 432-2499

Such communication shall be deemed to have been duly given the day after its delivery to the overnight delivery service or, if telecopied, after transmission on a telecopier to the proper address.
 Either party may change its address or addressee set forth above by giving the other party notice of such change in accordance with the provisions of this Section 9.

	SECTION 10. Severability. If any term, provision, covenant or restriction of this Agreement is held by a court of competent jurisdiction to be invalid, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions hereof shall remain in full force and effect and shall in no way be affected, impaired or invalidated.

	SECTION 11. Governing Law. This Agreement shall be governed by, and construed in accordance with the laws of Texas, the state of incorporation of the Company.

	SECTION 12. Counterparts. This Agreement may be executed in any number of counterparts and each such counterpart shall be deemed an original and all counterparts shall constitute together one and the same instrument.

	IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their duly authorized representatives.

	THE BANKER'S NOTE INC.



	By
	  Its



	________________________________
	STEVE TOTH, JR.




	CLT



	By
	  Its










					Exhibit 10.5

		FIRST AMENDMENT TO STOCK OPTION AGREEMENT

	THIS FIRST AMENDMENT, dated as of December 30, 1993, to the STOCK OPTION AGREEMENT dated as of May 6, 1993 (the "Agreement"), among The Banker's Note, Inc. (the "Company") whose address is 4900 Highlands Parkway, Smyrna, Georgia 30082, Steve Toth, Jr., a Michigan resident ("Toth") whose address is 2100 North Woodward West, Suite 201, Bloomfield Hills, Michigan 48403, and CLT, a general partnership organized and existing under the laws of Michigan ("CLT"), the address of which is 2100 North Woodward West, Suite 201, Bloomfield Hills, Michigan 48403, is being executed for the sole purpose of making the Steve Toth, Jr. Trust, a Michigan trust (the "Toth Trust"), the address of which is 2100 North Woodward West, Suite 201, Bloomfield Hills, Michigan 48403, a party to the Agreement. Such Amendment is necessitated by the assignment by Toth of all of his interest in the first and third Options described in
Section 1(a) of the Agreement to the Toth Trust, both of which Options were exercised by the Toth Trust on the date of this First Amendment. Accordingly, it is hereby agreed by the parties to the Agreement that the Toth Trust shall be a party to the Agreement as if the Toth Trust, an assignee of Toth like CLT, were an original signatory thereto.

	IN WITNESS WHEREOF, the parties hereto have caused this First Amendment to the Stock Option Agreement to be duly executed by their duly authorized representatives.

						THE BANKER'S NOTE INC.



						By
						  Its



                                               ________________________________
                                               STEVE TOTH, JR.


                                               STEVE TOTH, JR. TRUST



						By
						  Its


						CLT



						By
						  Its




                           Exhibit 21.1

             LIST OF SUBSIDIARIES OF VSI HOLDINGS, INC.

Visual Services, Inc., a wholly owned Georgia corporation

Vispac, Inc., a wholly owned Georgia corporation

Advanced Animations, Inc., a wholly owned Georgia corporation

BKNT Retail Stores, Inc., a wholly owned Georgia corporation

BKNT, Inc., a wholly owned Georgia corporation

Balmoral Group, a 99%-owned Georgia general partnership

The Company's 99% interest in Balmoral Group is held by BKNT, Inc., of which 19/99ths is jointly held by Martin S. Suchik and Harold D. Cannon for the benefit of BKNT, Inc.; the remaining 1% interest in Balmoral Group is personally held by Martin S. Suchik.

JD DASH, Inc., a wholly owned Georgia corporation

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Exhibit 23.1

                SIGNATURE AUTHORIZATION FOR ELECTRONIC FILING
                        (Regulation S-T,  232.302)

In connection with the Annual Report on Form 10-K of VSI Holdings, Inc. for the year ended September 30, 1997, we hereby authenticate, acknowledge or otherwise authorize the use of the Plante & Moran, LLP signature in typed form on our independent auditor's report dated December 5, 1997 and on the Consent of Independent Auditors dated January 9, 1998 included therein.

January 9, 1998

CONSENT OF INDEPENDENT AUDITORS



We consent to the inclusion in this Annual Report on Form 10-K of our independent auditors' report dated December 5, 1997 on the financial statements of VSI Holdings, Inc. for the year ended September 30, 1997.


                                                  /s/ PLANTE & MORAN, LLP

Ann Arbor, Michigan
January 9, 1998