Form 10-Q
period 1997-12-31
VSI HOLDINGS INC
filed 1998-02-23
CIK 354611

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                           Form 10-Q


	  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Quarterly Period Ended December 31, 1997

	  TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the Transition Period from 		 to

                  Commission File No. 1-12942

                      VSI HOLDINGS, INC.

     (Exact name of Registrant as specified in its charter)

        Georgia                                  22-2135522
(State or other jurisdiction of		      (I.R.S. Employer
incorporation or organization)		       Identification No.)

2100 North Woodward Avenue, 201 West
Bloomfield Hills, MI                         48304
(Address of principal executive            (Zip Code)
 offices)

Registrant's telephone number
         including area code:  (248) 644-0500

For information regarding this filing, contact:
         Harold Cannon (770) 432-0636 ext. 324

	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been
subject to such filing requirements for the past 90 days.  Yes: X    No:

	Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 14(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.   Yes:    No:    N/A: X

	There were 32,643,677 shares of Common Stock, par value $.01 per share, outstanding at December 31, 1997. The Company held 7,743,605 of these shares as treasury stock.









                      VSI HOLDINGS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET


                   				              December 31      September 30
                           					   1997	       1996       1997
                	            	(Unaudited)  (Unaudited)  (Audited)

                                ASSETS

CURRENT ASSETS
   Cash       		               $    56,000   $ 1,030,000  $   235,000
   Cash in escrow            		 1,211,000       751,000    1,206,000
   Trade accounts receivable:
    	Billed              		20,455,000    23,313,000   29,706,000
	Unbilled              		 7,000,000    12,490,000    6,987,000
   Notes receivable and advances:
	Related party        	       	10,534,000     1,690,000    9,889,000
	Other                   	   470,000        27,000      103,000
   Inventory         		         2,947,000     2,315,000    2,606,000
   Accumulated costs
     of uncompleted programs 		 7,274,000     5,121,000    2,665,000
   Deferred tax asset      	  	   172,000        81,000    1,185,000
   Other current assets 	         1,738,000     1,635,000    3,570,000

      Total current assets              51,857,000    48,453,000   58,152,000

LONG-TERM PORTION
  OF NOTES RECEIVABLE
       - Related Parties 	           569,000       345,000      581,000

PROPERTY, PLANT AND EQUIPMENT		16,894,000    13,194,000   16,766,000

DEFERRED TAX ASSET			   589,000     1,934,000      589,000

OTHER ASSETS               		   641,000       456,000      981,000
	Total assets  		        70,550,000    64,382,000   77,069,000

   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long
   term debt	                            72,000       65,000      156,000
   Trade accounts payable                8,979,000    8,215,000   10,704,000
   Notes payable to related
   parties   	                                 0      357,000      107,000
   Notes payable to bank     	        15,070,000   17,291,000   23,493,000
   Accrued liabilities       	         1,423,000    2,084,000    2,728,000
   Declared distributions
      to stockholders                   20,640,000      107,000   20,659,000
   Advances from customers for
      uncompleted projects               4,705,000    2,964,000    2,274,000

	   Total current liabilities	50,889,000   31,083,000   60,121,000

LONG-TERM LIABILITIES
   Notes payable - Related
   parties                   	         2,229,000            0    2,181,000
   Long-term debt - Other    	         3,734,000    1,884,000    3,100,000

		Total long-term debt     5,963,000    1,884,000    5,281,000


                       VSI HOLDINGS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                                  (Continued)

                                            December 31	        September 30
                                           1997	     1996	     1997
                                      	(Unaudited) (Unaudited)    (Audited)
STOCKHOLDERS' EQUITY
   Preferred stock - $1.00 par value	$                        $
     per share, 2,000,000 shares
     authorized, no shares issued
   Common stock - $.01 par value       	    404,000     404,000      404,000
     per share, 60,000,000 shares
     authorized, 40,388,000 shares
     issued for 1998 and 40,371,000
     for 1996
   Additional paid-in capital          	  7,981,000   7,848,000    7,917,000
   Retained earnings                   	  8,220,000  26,070,000    6,253,000
   Treasury stock, at cost -
     7,744,000 shares                  	 (2,907,000) (2,907,000)  (2,907,000)

	 Total stockholders' equity	 13,698,000  31,415,000   11,667,000

	 Total liabilities and
	   stockholders' equity     	 70,550,000  64,382,000   77,069,000



See Notes to Consolidated Financial Statements


                      VSI HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME



                                        December 31           September 30
                                    1997          1996            1997
                                (Unaudited)    (Unaudited)      (Audited)

REVENUE                         $29,709,000     $31,495,000     $148,338,000

EXPENSES
   Cost of revenue               13,687,000      16,796,000       68,973,000
   Operating expenses            12,988,000      12,154,000       68,238,000

                Total expenses   26,675,000      28,950,000      137,211,000

OPERATING INCOME               	  3,034,000    	  2,545,000    	  11,127,000

OTHER EXPENSES
   Equity in earnings of
     unconsolidated investee              -               -       (1,465,000)
   Gain (loss) on sale of property,
     plant and equipment                  -               -          (19,000)
   Interest and other income        261,000          64,000        1,078,000
   Interest expense                (315,000)       (227,000)      (1,338,000)

        Total other expenses        (54,000)       (163,000)      (1,744,000)

INCOME - Before income taxes      2,980,000       2,382,000     $  9,383,000

PROVISION FOR INCOME TAXES        1,013,000               -          241,000

NET INCOME                      $ 1,967,000     $ 2,382,000     $  9,142,000

										   PRO FORMA INFORMATION

INCOME - Before income taxes                    $ 2,382,000     $  9,383,000
   Pro forma income taxes                           810,000        3,270,000

                Pro forma net income            $ 1,572,000     $  6,113,000


   Earnings per share
     Basic                     	$      0.06	$      0.05     $       0.19
     Diluted                   	$      0.06	$      0.05     $       0.18
Weighted Average Shares        	 32,635,000    	 32,456,000       32,553,000
















See Notes to Consolidated Financial Statements
























                 VSI HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                	      	  Thirteen Weeks Ended
                                         	December 31	December 31
                                         	   1997		   1996
                                         	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                            	$  1,967,000 	$  2,381,000
 Depreciation and amortization         	     939,000 	     382,000
 Decrease in equity/investment     	      54,000 	     (27,000)
 Bad debts                             	     (10,000)	           -
 Deferred taxes                       	   1,013,000 	           -
 Accounts receivable                   	   9,248,000 	  (1,824,000)
 Inventory                             	    (341,000)	   1,529,000
 Prepaids                              	   1,832,000 	    (791,000)
 Deposit/other                         	     298,000	   5,829,000
 Accumulated costs of projects         	  (4,609,000)	  (1,258,000)
 Accounts payable                      	  (1,725,000)	  (2,761,000)
 Accrued liabilities                   	  (1,305,000)	  (1,636,000)
 Advances                              	   2,426,000 	     744,000

   Total Operating Activities          	   9,787,000 	   2,568,000

CASH FROM INVESTING ACTIVITIES:
 Changes notes receivable              	   (367,000)         103,000
 Changes notes receivable - related	   (645,000)	     508,000
 Changes property and equipment       	  (1,067,000)	  (1,246,000)

   Total Investing Activities         	  (2,079,000)	    (635,000)

CASH FROM FINANCING ACTIVITIES:
 Changes long term debt               	     (84,000)	     (39,000)
 Change to related party debt         	     (59,000)	  (1,705,000)
 Net borrowings on notes payable      	  (7,789,000)	   2,063,000
 Proceeds from exercise of
  stock options                       	       3,000	           -
 Proceeds from issuance of stock      	      61,000 	      14,000
 Distributions to shareholders        	     (19,000)	  (1,587,000)

   Total Financing Activities         	  (7,887,000)	  (1,254,000)


NET INCREASE (DECREASE) IN CASH     	    (179,000)	     679,000

CASH - BEGINNING OF THE PERIOD       	     235,000	     351,000

CASH - END OF THE PERIOD              	      56,000 	   1,030,000










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

2.	The interim financial information presented herein should
        be read in conjunction with financial statements included in the Registrant's Annual Report on Form 10-K for the year ended September 30, 1997. The interim results for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998.

3.	Certain reclassifications have been made to the
	December 31, 1996 financial statements to conform with the classifications used atSeptember 30, 1997.

4.	The Company has adopted FASB Statement No. 128, Earnings
	Per Share which provides for the computation of basic earnings per share and diluted earnings per share and require the restatement of the prior periods for comparison purposes. Accordingly, the following is a reconciliation of earnings per share:


                         December 31  December 31  September 30
                            1997         1996      1997  Basic EPS:

 Net Income             $ 1,967,000  $ 2,382,000     $ 9,383,000
 Pro Forma Tax Expense	          -     (810,000)     (3,270,000)
 Adjusted Net Income	  1,967,000    1,572,000       6,113,000


Shares Outstanding:
 Beginning of Period	    32,627,002   32,456,102   32,456,102
 Issuance Pursuant to
  Stock Option      	        16,665            -      155,700
 Issuance and Awards	             -            -       15,200
                       	    32,643,677   32,456,102   32,627,002

Weighted Average Shares	    32,634,731   32,456,102   32,553,368

Basic EPS =                $ 1,967,000  $ 1,572,000  $ 6,113,000
                       	    32,634,731   32,456,102   32,553,368

Basic EPS =                $      0.06  $      0.05  $      0.19

                         December 31  December 31  September 30
                            1997         1996         1997

Diluted EPS:

 Historical Net Income     $ 1,967,000  $ 2,382,000  $ 9,383,000
 Pro Forma Tax (Expense)             -     (810,000)  (3,270,000)
 Net Income            	   $ 1,967,000  $ 1,572,000  $ 6,113,000

Shares Outstanding:
 Weighted Average Shares    32,634,731   32,456,102   32,553,368
 Dilutive Potential
  Common Shares                563,507      409,025      510,854
 Issuance and Awards   	             -            -       15,200
                       	    33,198,238   32,865,127   33,079,422

Diluted EPS =          	   $ 1,967,000  $ 1,572,000  $ 6,113,000
                            33,198,238   32,865,127   33,079,422

Diluted EPS =          	   $      0.06  $      0.05  $      0.18


      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS



FINANCIAL SUMMARY

Summary financial information expressed as a percentage of revenue is as follows:


                           	December 31	    December 31
                                1997           1996*

Revenue                     	$29,709,000	   $31,495,000
Cost of Revenue             	      46.1%	         53.3%
Operating Expenses          	      43.7%	         38.6%
Operating Income            	      10.2%	          8.1%
Interest and other income   	        .9%	           .2%
Interest (expense)          	      (1.1%)	          (.7%)
Income before income taxes	      10.0%	          7.6%
Provision for income tax     	       3.4%               2.6%  1
Net income                  	       6.6%	          5.0%

Summary of Earnings per Share information is as follows:

Net Earnings per Share:
 Basic                     	      $0.06	         $0.05
 Diluted                   	      $0.06	         $0.05

Weighted Average Number of
 Shares Outstanding        	 32,635,000	    32,456,000

*Re-stated to include all operations (see Business Description)

1  Pro forma provision for income taxes December 31, 1996


      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS
                           (CONTINUED)


BUSINESS DESCRIPTION:

VSI Holdings is a full service supplier to businesses of imaginative and integrated applications of technology encompassing marketing initiatives, communications, education and training, entertainment, and retailing.

VSI Holdings consists of these wholly-owned subsidiaries in the Marketing Services, Entertainment, and Retail business sectors under the following trade names - Visual Services, Inc., a broad-based provider of educational curriculums and product training; interactive technology-based Distance Learning Systems; product launches; Web site development; direct-response and site-based marketing; change process and cultural change consulting:
Vispac,Inc., integrated logistics and call center operations; and the just-acquired Performance Systems Group, in-field consulting and change process sustainment services: Advanced Animations, a manufacturer of product simulators, animatronic displays for theme parks, retail, and casinos:
Advanced Exhibits, provider of touring venues for museums and zoological parks: Dress Code, retailer of women's apparel.

VSI Holdings serves its global customers from its Bloomfield Hills, Michigan headquarters and offices in California, Georgia, Vermont, and Canada. The Company employs more than 1,200 professionals.

The accompanying consolidated financial statements include the accounts of VSI Holdings,Inc. (the "Company", formerly The Banker's Note, Inc.) and its wholly-owned subsidiaries, consisting of Advanced Animations, Inc., Vispac, Inc., Visual Services, Inc., BKNT Retail Stores, Inc., JD Dash, Inc., and BKNT, Inc. Intercompany balances and transactions have been eliminated in consolidation.

During the year ended September 30, 1997, the Company effected mergers with three affiliated companies by exchanges of stock for stock held by affiliated stockholders. Prior to the mergers, the Company and the affiliated companies were all controlled by Mr. Steve Toth, Jr. and his family. These transactions were treated as a merger of affiliated entities under common control, accounted for similar to a pooling of interests and have been applied retroactively. The merger transactions are summarized as follows:

 .	On February 1, 1997, the Company acquired all outstanding
	shares of Advanced Animations, Inc. in exchange for 7,563,000 shares of the Company's common stock. Visual Services, Inc. was the majority stockholder of Advanced Animations, Inc.

 .	On March 1, 1997, the women's retail apparel operations of
	the Company were transferred into BKNT Retail Stores, Inc.

 .	On July 1, 1997, the Company, renamed VSI Holdings, Inc.,
	acquired all outstanding shares of Vispac, Inc. in exchange for 6,200,000 shares of the Company's common stock.




 .	On September 30, 1997, VSI Holdings, Inc. exchanged
	20,938,198 shares of its common stock for the outstanding shares of Visual Services, Inc.; the 6,652,483 shares of VSI Holdings, Inc. stock acquired by Visual Services, Inc. in the Advanced Animations, Inc. merger were returned to treasury stock.

As of December 31, 1997, the Company has 32,643,677 shares of outstanding, excluding 7,743,605 shares of Treasury Stock.

Stock Granted - In December 1997, the Company granted approximately 426,000 shares of the Company's common stock to employees as compensation pursuant to the Company's Restricted Stock Plan.

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

Visual Services, Inc. on February 1, 1998 established the wholly-owned subsidiary PSG International, Inc. ("PSGII") as the operating entity for the acquisition. Branches are being established in Canada, Mexico, and Taiwan to facilitate the Company's operations outside of the United States.
Accordingly, the quarter ended December 31, 1997 did not include the results of PSGII.

New Credit Line Established

Effective January 31, 1998, the Company completed the loan agreement for the new Bank line of credit. The Bank line of credit permits borrowings up to $30,000,000 based on a fixed base plus a percentage of receivables at the Bank's prime rate (8.5% at February 16, 1998) or a fixed rate equal to LIBOR plus 1.5%. The line is collateralized by all the assets of the Company. The loan agreements contain certain covenants that require that, among other things, the Company maintains certain levels of net worth and working capital and that the ratio of total liabilities to net worth, debt service ratio and current ratio do not exceed certain amounts. As of February 13, 1998, the Company had approximately $12,200,000 available borrowings. The Bank line of credit expires January 30, 1999.

Election of Robert F. Sui to the Board of Directors

On February 6, 1998, pursuant to the By-Laws of the Company, the Board of Directors by Unanimous Consent, elected Robert F. Sui to fill one of two then vacant seats on the Company's Board of Directors until such time that Mr. Sui's election can be affirmed by a vote of the Company's shareholders. Mr. Sui, age 45, has been employed by Merrill Lynch for the past 20 years and currently is Senior Vice President in Private Advisory Services.

OPERATING RESULTS:

Revenues were $29,709,000 for the first quarter ended December 31, 1997, compared to $31,495,000 for the same period last year. Revenues increased approximately 3% in the Marketing Services and Entertainment Sectors while the Retail Sector declined approximately 40% due to fewer retail stores in operation.


EXPENSES:

Total expenses declined to $26,675,000 for the quarter ended December 31, 1997 from $28,950,000 due to improvements in gross margins in all three Sectors of the Company's businesses.

OPERATING INCOME/INCOME BEFORE TAXES:

Operating income increased to $3,034,000 for the quarter ended December 31, 1997 from $2,545,000 from the prior year due to the reduction in expenses. Income before taxes increased 25% to $2,980,000 from $2,382,000 for the first quarter.

NET INCOME:

Net income for the first quarter ended December 31, 1997 increased to $1,967,000 compared to pro forma net income of $1,572,000 for the prior year's first quarter. Pro forma net income for the quarter ended December 31, 1996 includes a pro forma provision for income taxes. All income prior to the mergers was taxed to their shareholders. As of the date of the mergers, these subsidiaries elected C Corporation status and will be included in the consolidated tax returns of the Company.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital, cash position, and credit availability remain adequate to maintain current and future operating levels. The Company's working capital at the quarter ended December 31, 1997 was $968,000 and at year ended September 30, 1997 was ($1,969,000) before giving effect to $20,659,000 in declared distributions to shareholders that had previously been included as equity prior to the mergers. On that basis, working capital was $18,690,000 for the year ended September 30, 1997 and is $21,608,000 at the end of the first quarter ended December 31, 1997.

To provide funds for future acquisitions and other corporate purposes, the Company is considering a future public stock offering.






















                  Part II - Other Information


Item 1.	Legal Proceedings

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




						VSI Holdings, Inc.
						Registrant




February 20, 1998                               /S/Steve Toth, Jr.
                                                Steve Toth, Jr., Director,
                                                President and Chief Executive
                                                Officer




February 20, 1998                               /S/Thomas W. Marquis
                                                Thomas W. Marquis, Director,
                                                Treasurer, Chief Accounting
                                                and Financial Officer