Form 10-Q
period 1998-03-28
VSI HOLDINGS INC
filed 1998-05-20
CIK 354611

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                                FORM 10-Q



	   X   	QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended March 31,1998

                TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       		For the Transition Period from 	 to


                   Commission File No. 1-12942


                       VSI HOLDINGS, INC.

          (Exact name of Registrant as specified in its charter)


	Georgia						22-2135522
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                        Identification No.)


                       2100 North Woodward Avenue
                              201 West
                     Bloomfield Hills, MI    48304-2263
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

    Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 14(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.  Yes           No              N/A   X

    There were 32,937,740 shares of Common Stock, par value $.01 per share, outstanding at March 31, 1998. The Company held 7,743,605 of these shares as treasury stock.


                    VSI HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET

                                               March 31          September 30
                                             1998          1997        1997
				       (Unaudited)   (Unaudited)    (Audited)
	 ASSETS

CURRENT ASSETS
   Cash                             $    228,000    $   325,000   $  235,000
   Cash in Escrow                      1,656,000        945,000    1,206,000
   Trade Accounts
    Receivable:
     Billed                           28,669,000     24,579,000   29,706,000
     Unbilled                         16,027,000     13,052,000    6,987,000
   Notes Receivable
    and Advances:
     Related Party                       245,000      5,540,000    9,889,000
     Other                               223,000        372,000      103,000
   Inventory                           2,461,000      2,032,000    2,606,000
   Accumulated Cost of
    Uncompleted Programs               9,354,000      4,109,000    2,665,000
   Deferred Tax Asset                          -         81,000    1,185,000
   Other Current Assets                2,230,000      2,707,000    3,570,000

        Total Current Assets          61,093,000     53,742,000   58,152,000

LONG-TERM PORTION
 OF NOTES RECEIVABLE -
 Related Parties                         633,000        489,000      581,000

PROPERTY, PLANT
 AND EQUIPMENT                        20,729,000     11,797,000   16,766,000

DEFERRED TAX ASSET                     1,264,000      1,934,000      589,000

OTHER ASSETS                             928,000      2,078,000      981,000

GOODWILL - NET                         4,485,000              -            -

  Total Assets                       $89,132,000    $70,040,000  $77,069,000

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current Portion of
    Long Term Debt                  $    161,000    $   103,000   $  156,000
   Trade Accounts Payable             28,829,000     17,473,000   10,704,000
   Notes Payable to
    Related Parties                      659,000              -      107,000
   Notes Payable to Bank              20,294,000     12,392,000   23,493,000
   Accrued Liabilities                 2,198,000      1,704,000    2,728,000
   Declared Distributions
    to Stockholders                      151,000        107,000   20,659,000
   Advances from
    Customers for
    Uncompleted Projects               3,963,000      3,043,000    2,274,000

  Total
   Current Liabilities                56,255,000     34,822,000   60,121,000

                    VSI HOLDINGS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEET
                              (Continued)


                                                March 31         September 30,
                                         1998         1997           1997
                                      (Unaudited)    (Unaudited)   (Audited)


LONG-TERM LIABILITIES
   Notes payable -
    Related Parties                  $ 2,276,000      $ 952,000  $ 2,181,000
   Subordinated
    Notes Payable -
    Related Parties                    9,313,000             -            -
   Long-Term Debt- Other               3,010,000        593,000    3,100,000
  Total Long-Term Debt                14,599,000      1,545,000    5,281,000

STOCKHOLDERS' EQUITY
   Preferred Stock -
    $1.00 par value                         -             -               -
    per share, 2,000,000
    shares authorized,
    no shares issued
   Common stock -
    $.01 par value                       407,000        405,000      404,000
    per share, 60,000,000
    shares authorized,
    40,682,000 shares
    issued for March 31,
    1998, 40,328,000
    issued for March 31,
    1997, and 40,371,000
    for year end 1997
   Additional Paid-In
    Capital                            9,994,000      9,353,000    7,917,000
   Retained Earnings                  10,784,000     26,822,000    6,253,000
   Treasury Stock,
   at cost - 7,744,000
   shares                             (2,907,000)    (2,907,000)  (2,907,000)

  Total
   Stockholders' Equity               18,278,000    33,673,000    11,667,000

  Total Liabilities and
   Stockholders' Equity              $89,132,000   $70,040,000   $77,069,000


See Notes to Consolidated Financial Statements
                      VSI HOLDINGS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF INCOME

                            Three Months Ended
                                  March 31                September 30
                            1998               1997            1997
                         (Unaudited)     (Unaudited)       (Audited)

REVENUE                 $ 43,055,000     $ 34,842,000    $148,338,000

EXPENSES
 Cost of Revenue          23,064,000       17,161,000      68,973,000
 Operating Expenses       15,771,000       15,587,000      68,238,000

  Total Expenses          38,835,000       32,748,000     137,211,000

OPERATING INCOME           4,220,000        2,094,000      11,127,000

OTHER EXPENSES
 Equity in Earnings
  of Unconsolidated
  Investee                         -              -        (1,465,000)
 Gain (Loss) on Sale of
  Property, Plant
  and Equipment                   -               -           (19,000)
 Interest and
  Other Income               225,000          339,000       1,078,000
 Interest Expense           (560,000)        (283,000)     (1,338,000)

  Total
   Other Expenses           (335,000)          56,000      (1,744,000)

INCOME - Before
 Income Taxes              3,885,000        2,150,000       9,383,000

PROVISION FOR
 INCOME TAXES              1,321,000                -         241,000

NET INCOME              $  2,564,000     $  2,150,000    $  9,142,000

                             PRO FORMA INFORMATION

INCOME - Before
 Income Taxes           $  3,885,000     $  2,150,000    $  9,383,000
  Pro Forma
   Income Taxes                   -           750,000       3,270,000
  Income Taxes             1,321,000               -               -

  Pro Forma
   Net Income           $  2,564,000     $  1,400,000    $  6,113,000

  Earnings
   Per Share
    Basic               $       0.08     $       0.04    $       0.19
    Diluted             $       0.08     $       0.04    $       0.18

  Weighted
   Average Shares       32,835,000       32,555,000      32,553,000

See Notes to Consolidated Financial Statements

                    VSI HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME

                               Six Months Ended
                           March 31        March 31      September 30
                            1998            1997             1997
                         (Unaudited)     (Unaudited)       (Audited)

REVENUE                 $ 72,764,000    $ 66,337,000    $148,338,000

EXPENSES
 Cost of Revenue	  37,189,000	  33,958,000	  68,973,000
 Operating Expenses	  28,321,000	  27,740,000	  68,238,000

  Total Expenses	  65,510,000	  61,698,000	 137,211,000

OPERATING INCOME	   7,254,000	   4,639,000	  11,127,000

OTHER EXPENSES
 Equity in Earnings
  of Unconsolidated
  Investee		           -	           -	  (1,465,000)
 Gain (Loss) on Sale
  of Property, Plant
  and Equipment                    -               -         (19,000)
 Interest and
  Other Income		     485,000	     389,000	   1,078,000
 Interest Expense	    (874,000)	    (496,000)	  (1,338,000)

  Total
   Other Expenses	$   (389,000)	$   (107,000)	$ (1,744,000)

INCOME - Before
 Income Taxes		   6,865,000	   4,532,000	   9,383,000

PROVISION FOR
 INCOME TAXES		   2,334,000	           -	     241,000

NET INCOME		$  4,531,000	$  4,532,000	$  9,142,000

                              PRO FORMA INFORMATION

INCOME - Before
 Income Taxes		$  6,865,000	$  4,532,000	$  9,383,000
  Pro Forma
   Income Taxes                    -       1,560,000       3,270,000
  Income Taxes             2,334,000               -               -

  Pro Forma
   Net Income		$  4,531,000	$  2,972,000	$  6,113,000

  Earnings
   Per Share
    Basic               $       0.14    $       0.09    $       0.19
    Diluted		$       0.14	$       0.09	$       0.18

  Weighted
   Average Shares	32,734,000	32,505,000	32,553,000

See Notes to Consolidated Financial Statements
                       VSI HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Six Months Ended
                                                 March 31         March 31
                                                   1998             1997
                                                (Unaudited)     (Unaudited)


CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net Income                                   $  4,531,000    $  4,532,000
  Depreciation and
   Amortization                                   1,808,000       1,102,000
  Net Changes:
   Equity/Investment                                 54,000         (23,000)
   Accounts Receivable                           (8,003,000)     (3,652,000)
   Inventory                                        145,000       1,812,000
   Prepaids                                       2,525,000      (1,863,000)
   Deposit/Other                                    (95,000)      4,060,000
   Accumulated Costs
    of Projects                                  (6,689,000)       (246,000)
   Accounts Payable                              18,125,000       6,497,000
   Accrued Liabilities                             (525,000)     (1,913,000)
   Advances                                       1,239,000         629,000

 Total Operating Activities                      13,115,000      10,935,000

CASH FROM INVESTING ACTIVITIES:

  Changes Notes Receivable                         (120,000)       (242,000)
  Changes Notes Receivable -
   Related                                        9,011,000      (3,342,000)
  Changes Property
   and Equipment                                 (5,771,000)       (569,000)
  Acquisition of
   PSG International                             (2,525,000)              -

 Total Investing Activities                         595,000      (4,153,000)

CASH FROM FINANCING ACTIVITIES:
  Changes Long Term Debt                            (90,000)       (155,000)
  Change to Related Party Debt                      647,000      (1,110,000)
  Net Borrowings on Notes Payable                (3,199,000)     (4,076,000)
  Proceeds from Exercise of
   Stock Options                                      3,000           1,000
  Proceeds from Issuance of Stock                   117,000       1,436,000
  Distributions to Shareholders                 (11,195,000)     (2,904,000)

 Total Financing Activities                     (13,717,000)     (6,808,000)

NET INCREASE (DECREASE) IN CASH                      (7,000)        (26,000)








                      VSI HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Continued)

                                                      Six Months Ended
                                                 March 31          March 31
                                                  1998              1997
                                               (Unaudited)       (Unaudited)



CASH - BEGINNING OF THE PERIOD                      235,000         351,000

CASH - END OF THE PERIOD                        $   228,000    $    325,000



   Supplemental Disclosures:
    Non-Cash Investing and
     Financing Activities:
    Stock Issued for
     PSG Acquisition                            $ 1,960,000
    Subordinated Notes Payable
     Formerly Declared Distributions
     to Shareholders                            $ 9,313,000

See Notes to Consolidated Financial Statements

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

2. The interim financial information presented herein should be read in conjunction with financial statements included in the Registrant's Annual Report on Form 10-K for the year ended September 30, 1997. The interim results for the six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1998.

3. Certain reclassifications have been made to the March 31, 1997 financial statements to conform with the classifications used at September 30, 1997.































4. The Company has adopted FASB Statement No. 128, Earnings Per Share which provides for the computation of basic earnings per share and diluted earnings per share and require the restatement of the prior periods for comparison purposes. Accordingly, the following is a reconciliation of earnings per share:


				     Six Months Ended
                     	March 31	March 31        September 30
                        1998               1997           1997
Basic EPS:
 Net Income           $ 4,531,000     $ 4,532,000        $ 9,383,000
 Pro Forma
 Income Tax                    -       (1,560,000)        (3,270,000)
 Pro Forma
  Net Income          $ 4,531,000     $ 2,972,000        $ 6,113,000


Shares Outstanding:
 Beginning
  of Period            32,627,002      32,456,102         32,456,102
 Issuance Pursuant
  to Stock Options         30,738         125,700            155,700
 Issuance
  and Awards              280,000           2,000             15,200
                       32,937,740      32,583,802         32,627,002

                      $ 4,531,000     $ 2,972,000        $ 6,113,000
                       32,937,740      32,583,802         32,553,368

Basic EPS             $      0.14     $      0.09        $      0.19



				     Six Months Ended
	                  March 31       March 31     September 30
                          1998               1997           1997

Diluted EPS:

 Net Income           $ 4,531,000     $ 4,532,000        $ 9,383,000
 Pro Forma
  Income Tax                   -       (1,560,000)        (3,270,000)
 Pro Forma
  Net Income          $ 4,531,000     $ 2,972,000        $ 6,113,000

Shares Outstanding:
 Weighted
  Average Shares       32,733,979      32,504,833         32,553,368
 Dilutive Potential
  Common Shares           577,838         482,215            510,854
 Issuance
  and Awards                   -               -              15,200
                       33,311,817      32,987,048         33,079,422


                      $ 4,531,000     $ 2,972,000        $ 6,113,000
                       33,311,817      32,987,048         33,079,422

Diluted EPS           $      0.14     $      0.09        $      0.18


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



FINANCIAL SUMMARY

Summary financial information expressed as a percentage of revenue is as follows:


                Quarter Ended March 31      Six Months Ended March 31
                   1998         1997*            1998        1997*

Revenue         $43,055,000  $34,842,000      $72,764,000  $66,337,000
Operating
 Expenses             36.6%      44.7%            38.9%        41.8%
Operating
 Income                9.8%       6.0%            10.0%         7.0%
Interest and
 Other Income          0.5%       1.0%             0.7%         0.6%
Interest
 Expense              (1.3%)     (0.8%)           (1.2%)       (0.7%)
Income Before
 Income Taxes          9.0%       6.2%             9.4%         6.8%
Pro Forma
 Net Income            6.0%       4.0%             6.2%         4.5%



Summary of Earnings per Share information is as follows:

		   Quarter Ended March 31     Six Months Ended March 31
                      1998         1997          1998        1997*

Net Earnings
 per Share:
 Basic            $    0.08   $     0.04     $     0.14   $     0.09
 Diluted          $    0.08   $     0.04     $     0.14   $     0.09

Weighted
 Average Number
 of Shares
 Outstanding     32,835,000   32,555,000     32,734,000   32,505,000







*Re-stated to include all operations (see Business Description)








               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                                (CONTINUED)



BUSINESS DESCRIPTION:

VSI Holdings is a full service supplier to businesses of imaginative and integrated applications of technology and systems encompassing marketing initiatives, communications, education and training, entertainment, and retailing.

VSI Holdings consists of these wholly-owned subsidiaries in the Marketing Services, Entertainment, and Retail business sectors under the following trade names - Visual Services, Inc., a broad-based provider of educational curriculums and product training; interactive technology-based Distance Learning Systems; product launches; Web site development; direct-response and site-based marketing; change process and cultural change consulting:
Vispac, Inc., integrated logistics and call center operations; and the just-acquired Performance Systems Group, in-field consulting and change process sustainment services: Advanced Animations, a manufacturer of product simulators, animatronic displays for theme parks, retail, and casinos: Advanced Exhibits, provider of touring venues for museums and zoological parks: Dress Code, retailer of women's apparel.

VSI Holdings serves its global customers from its Bloomfield Hills, Michigan headquarters and offices in California, Georgia, Vermont, and Canada. The Company employs more than 1,200 professionals.

The accompanying consolidated financial statements include the accounts of VSI Holdings, Inc. (the "Company", formerly The Banker's Note, Inc.)
and its wholly-owned subsidiaries, consisting of Advanced Animations, Inc., Vispac, Inc., Visual Services, Inc., PSG International, Inc.,
BKNT Retail Stores, Inc., JD Dash, Inc., and BKNT, Inc. Intercompany balances and transactions have been eliminated in consolidation.

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

As of March 31, 1998, the Company has 32,937,740 shares of outstanding, excluding 7,743,605 shares of Treasury Stock.

Annual Meeting of Shareholders

The Company's Annual Meeting of Shareholders was held April 8, 1998.
At the Meeting, shareholders approved the election of the Board of Directors, the 1997 Restricted Stock Plan, and the 1997 Employee Stock Purchase Plan.

In their reports to shareholders, management expects pre-tax income to increase approximately 23 percent and revenues to increase 10 percent for the current fiscal year ending September 30, 1998. These growth rates are projected to produce revenue of $163,000,000 and pre-tax income of $11,500,000. For the prior year, the Company had revenue of $148,000,000 and pre-tax income of $9,383,000. Basic and Diluted proforma earnings per share for 1998 are estimated to be approximately $.23 per share compared to $.19 for 1997.

The Company attributes much of its projected growth to new business booked to build during March 1998. Significant projects include expansion of its training programs for nearly 11,000 Ford Motor Co. dealership personnel as well as a new training initiative for Jaguar, developing and implementing an integrated customer dialogue program for Volvo and producing a large-scale animatronic exhibit for a new resort attraction planned to open in Branson, Missouri in 2000.

Management also reported that discussions had started that may result in the sale of its retail women's apparel stores. The retail stores had revenues of $17,722,000 and a loss from operations of ($491,000) for the year ended September 30, 1997. The anticipated operating results of the retail stores for 1998 are included in management's projections of 1998 results.

Stock Granted

In November, 1997, the Company issued options to employees for 302,000 shares of the Company's common stock. One-half of the options are exercisable two years from the date of grant, with the remaining options exercisable three years from the date of grant. The options have an exercise price of $6.20 and expire five years from the date of grant.

In December 1997, the Company granted approximately 426,000 shares of the Company's common stock to employees as compensation pursuant to the Company's Restricted Stock Plan.

Purchase of Performance Systems Group - The Company entered into a definitive agreement to acquire the assets of Performance Systems Group for approximately $5.1 million, consisting of 280,000 shares of the Company's common stock and $3 million in cash. Additional contingent consideration of $900,000 may be due based on future earnings of the purchased business. Performance Systems Group provides in-field consulting and change process sustainment services primarily to automobile dealerships. The acquisition was accounted for under the purchase method, resulting in Goodwill of $4,485,000.

Visual Services, Inc. on February 1, 1998 established the wholly-owned subsidiary PSG International, Inc. ("PSGII") as the operating entity for the acquisition. Branches are being established in Canada, Mexico, Australia, New Zealand, and Taiwan to facilitate the Company's operations outside of the United States. Accordingly, the quarter ended March 31, 1998 does include the results of two months of PSGII operations.

Credit Line Established

Effective January 31, 1998, the Company completed the loan agreement for the new Bank line of credit. The Bank line of credit permits borrowings up to $30,000,000 based on a fixed base plus a percentage of receivables at the Bank's prime rate (8.5% at March 14, 1998) or a fixed rate equal to LIBOR plus 1.5%. The line is collateralized by all the assets of the Company.
The loan agreements contain certain covenants that require that, among other things, the Company maintains certain levels of net worth, current ratio and working capital and that the ratio of total liabilities to net worth, and debt service ratio do not exceed certain amounts. As of March 31, 1998, the Company had approximately $10,000,000 available to borrow. The Bank line of credit expires January 30, 1999.

Call Center Operational

The Company has relocated its Dialogue Marketing operation to its new 45,000 gross sq. ft. 440 station call center in Livonia, Michigan, acquired in December 1997. The facility supports integrating marketing programs and receives more than 90% of its call volume inbound.

OPERATING RESULTS:

REVENUES:

Revenues for the quarter ended March 31, 1998 were $43,055,000 compared to $34,842,000 for the same period last year, representing a 24% increase.
For the six months ended March 31, 1998, revenues increased 10% to $72,764,000 from $66,337,000 last year. Revenues increased approximately 20% in the Marketing Services and Entertainment Sectors while the Retail Sector declined approximately 43% for the first six months.


EXPENSES:

Total expenses increased to $38,835,000 for the quarter ended March 31, 1998 from $32,748,000 due to improvements in gross revenues. Operating income increased to 9.8% from 6.0% as a percentage of sales.

For the six months, expenses increased to $63,510,000 from $61,698,000. Operating income improved to 10% from 7% for the same six months last year.

OPERATING INCOME/INCOME BEFORE TAXES:

Operating income increased approximately 102% to $4,220,000 for the quarter ended March 31, 1998 from $2,094,000 for the same period last year. For the six months ended March 31, 1998, operating income was up approximately 56% to $7,254,000 from $4,639,000 for the same period last year. Income before taxes for the quarter increased 81% to $3,885,000 from $2,150,000 for the same period last year. For the six months ended March 31, 1998, income before taxes was $6,865,000 compared with $4,532,000 last year, approximately a 52% increase.

NET INCOME:

Pro forma net income for the second quarter ended March 31, 1998 increased to $2,564,000 compared to pro forma net income of $1,400,000 for the prior year's second quarter. Pro forma net income for the quarter ended
March 31, 1997 includes a pro forma provision for income taxes. All income prior to the mergers was taxed to their shareholders. As of the date of the mergers, these subsidiaries elected C Corporation status and will be included in the consolidated tax returns of the Company.

For the six months, net income was $4,531,000 compared to pro forma net income of $2,972,000 last year.

LIQUIDITY AND CAPITAL RESOURCES:

The Company's working capital, cash position, and credit availability remain adequate to maintain current and future operating levels. The Company's working capital at the quarter ended March 31, 1998 was $4,858,000 and at year ended September 30, 1997 was ($1,969,000) giving effect to $20,659,000 in declared distributions to shareholders that had previously been included as equity prior to the mergers.

To provide funds for future acquisitions and other corporate purposes, the Company is considering a future public stock offering, or an expansion of its credit facility to include some additional long-term borrowings.

During the second quarter, the Company settled the declared distributions to shareholders of $20,659,000 by utilizing existing working capital and the bank credit line. A related party shareholder, who received a portion of the distributions, satisfied a note receivable of $11,103,000 plus interest. The Company paid $92,000 and executed subordinated notes payable of $9,313,000 in settlement of the remainder of the declared distributions. These notes are subordinate to the Company's bank line of credit.
The subordinated notes payable accrue interest at 7% and mature
December 31, 2002.






                         Part II - Other Information



	Item 1.	Legal Proceedings

                As of September 30, 1997, the Company has pending litigation with a former employee and stockholder who is seeking damages for wrongful discharge and increased value for Company stock sold under previously determined formula. The plaintiff has not indicated the dollar amount of damages being sought. At this time, the case is in preliminary stages and the outcome is not determinable. Management feels the case is without merit and plans to vigorously defend the lawsuit.

	Item 2.	Changes in Securities

                None.

	Item 3.	Defaults upon Senior Securities

                None.

	Item 4.	Submission of Matters to a Vote of Security
                Holders

                The Company's shareholders approved the election of the Board of Directors, the 1997 Restricted Stock Plan, and the 1997 Employee Stock Purchase Plan at the Annual Meeting of Shareholders held on April 8, 1998.

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




                                            VSI Holdings, Inc.
                                            Registrant




March 14, 1998                              /S/Steve Toth, Jr.
                                            Steve Toth, Jr., Chairman of
                                            the Board of Directors,
                                            President and Chief Executive
                                            Officer




March 14, 1998                              /S/Thomas W. Marquis
                                            Thomas W. Marquis, Director,
                                            Treasurer, Chief Accounting
                                            and Financial Officer


































Import Text Starting HERE!!!!