Form 10-Q
period 1998-06-03
VSI HOLDINGS INC
filed 1998-08-14
CIK 354611

FILER:
     	COMPANY DATA:
         COMPANY CONFORMED NAME:                VSI HOLDINGS INC.
         CENTRAL INDEX KEY:                     0000354611
         STANDARD INDUSTRIAL CLASSIFICATION:
         IRS NUMBER:                            222135522
         STATE OF INCORPORATION:                GA.
         FISCAL YEAR END:                       0930

 FILING VALUES :
         FORM TYPE:                             10-Q
         SEC ACT:                               1934 ACT
         SEC FILE  NUMBER				                 	 001-12942
         FILM NUMBER

 BUSINESS ADDRESS:
         STREET 1:                              4900 HIGHLANDS PKWY.
         CITY:                                  SMYRNA
         STATE:                                 GA.
         ZIP:                                   30082

 BUSINESS PHONE:                                7704320636

         MAIL ADDRESS:
         STREET 2:                              2100 N. WOODWARD AVE. STE 201 W.
         CITY:                                  BLOOMFIELD HILLS
         STATE:                                 MI.
         ZIP:                                   48304

 FORMER COMPANY:
         FORMER CONFORMED NAME:                 BANKERS NOTE
         DATE OF NAME CHANGE:                   19920703





             				SECURITIES AND EXCHANGE COMMISSION


                      Washington, D.C. 20549


                            Form 10-Q

      X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Quarterly Period ended June 30,  1998

        TRANSITION REPORT PURSUANT TO SECTION 13 0R 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Transition Period from     to

                      Commission File No.  1-12942

                            VSI HOLDINGS, INC.

      (Exact name of Registrant as specified in its charter)

	         Georgia                                22-2135522
(State or other jurisdiction of               (I.R.S  Employer
incorporation or organization)                identification No.)

                   		2100 North Woodward Ave. 201 W.
                       Bloomfield Hills, MI. 48304
                 (Address of principle executive offices)

                            (248)  644-0500
          ( Registrant's telephone number, including area code)

For information regarding this filing, contact: Peggy Toth (248)  644-0500


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements  For the past 90 days.     Yes    X              No

    Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 14(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by  a court.     Yes           No        N/A      X

    There were 32,989,739 shares of Common Stock, par value $.01 per share, outstanding at June 30, 1998.
The Company held an additional 7,743,605 shares as treasury stock.








                VSI HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEET

                                          June 30        September 30
                                            1998             1997
                                        (Unaudited)        (Audited)

    ASSETS
CURRENT ASSETS
   Cash                                $    689,000     $    235,000
   Cash in Escrow                         1,243,000        1,206,000
   Trade Accounts Receivable:
       Billed                            20,868,000       29,706,000
       Unbilled                          26,078,000        6,987,000
   Notes Receivable and Advances
       Related Party                        473,000        9,889,000
       Other                                220,000          103,000
   Inventory                              2,170,000        2,606,000
   Accumulated Cost of
     Uncompleted Programs                 9,266,000        2,665,000
   Deferred Tax Asset                         -            1,185,000
   Other Current Assets                   1,896,000        3,570,000

          Total Current Assets           62,903,000       58,152,000
LONG-TERM PORTION OF
   NOTES RECEIVABLE - Related Parties       633,000          581,000

PROPERTY, PLANT AND EQUIPMENT            22,739,000       16,766,000

DEFERRED TAX ASSET                        1,264,000          589,000

OTHER ASSETS                              1,115,000          981,000

GOODWILL                                  4,485,000             -

         Total Assets                  $ 93,139,000     $ 77,069,000


                 VSI HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEET
                             (continued)

                                          June 30         September 30
                                            1998              1997
                                         (Unaudited)        (Audited)


  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current Portion of Long Term Debt   $   161,000         $   156,000
  Trade Accounts Payable               28,708,000          10,704,000
  Notes Payable to Related Parties      1,907,000             107,000
  Notes Payable to Bank                20,489,000          23,493,000
  Accrued Liabilities                   2,361,000           2,728,000
  Declared Distributions to
     Stockholders                            -             20,659,000
  Advances from Customers for
  Uncompleted Projects                  4,438,000           2,274,000

Total Current Liabilities              58,064,000          60,121,000

LONG-TERM LIABILITIES
   Notes Payable - Related Parties      2,326,000           2,181,000
   Subordinated Notes Payable -
      Related Parties                   9,313,000                -
   Long-Term Debt - Other               2,970,000           3,100,000

Total Long-Term Debt                   14,609,000           5,281,000

STOCKHOLDERS' EQUITY
   Preferred Stock - $1.00 par value
      per share, 2,000,000 shares
      authorized, no shares issued           -                   -
   Common Stock - $.01 par value per
      share, 60,000,000 shares
      authorized, 40,733,000 shares
      issued for June 30, 1998, and
      40,371,000 Issued for year-end
      1997                                407,000             404,000
   Additional Paid-In Capital          10,061,000           7,917,000
   Stock Subscriptions Receivable         (47,000)               -
   Retained Earnings                   12,951,000           6,253,000
   Treasury Stock (at cost) -
   7,744,000 shares                    (2,906,000)         (2,907,000)

Total Stockholders' Equity             20,466,000          11,667,000

Total Liabilities and
Stockholders' Equity                  $93,139,000         $77,069,000


See notes to Consolidated Financial Statements


                  VSI HOLDINGS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF INCOME

                         Three Months Ended June 30    September 30
                            1998          1997              1997
                         (Unaudited)   (Unaudited)       (Audited)

REVENUE                   $41,277,000    $29,306,000    $148,338,000

EXPENSES
  Cost of Revenue          20,495,000     12,374,000      68,973,000
  Operating Expenses       16,840,000     13,904,000      68,238,000

      Total Expenses       37,335,000     26,278,000     137,211,000

OPERATING INCOME            3,942,000      3,028,000      11,127,000

OTHER EXPENSES
  Equity in Earnings of
   Unconsolidated Investee                                (1,465,000)
  Loss on Sale of Property,
   Plant, and Equipment                                      (19,000)

  Interest and Other Income   56,000        342,000        1,078,000
  Interest Expense          (579,000)      (364,000)      (1,338,000)
       Total Other Expenses (523,000)       (22,000)      (1,744,000)

INCOME - Before
   Income Taxes            3,419,000      3,006,000        9,383,000

PROVISION FOR
  INCOME TAXES             1,163,000         -               241,000

NET INCOME               $ 2,256,000    $ 3,006,000      $ 9,142,000


                                      PRO FORMA INFORMATION
INCOME - Before
 Income Taxes            $ 3,419,000     $ 3,006,000     $  9,383,000
  Pro Forma Income Taxes      -            1,022,000        3,270,000

  Income Taxes             1,163,000         -                  -

  Pro Forma Net Income   $ 2,256,000     $ 1,984,000     $  6,113,000

  Earnings Per Share
    Basic                $      0.07     $      0.06     $       0.19
    Diluted              $      0.07     $      0.06     $       0.18

 Weighted Average
  Shares - Basic          32,959,000     32,592,000       32,553,000
 Weighted Average
   Shares - Diluted       34,219,000     33,119,000       33,079,000

                    VSI HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME

                    Nine Months Ended June 30           September 30
                      1998                 1997            1997
                   (Unaudited)         (Unaudited)       (Audited)

REVENUE              $114,041,000      $ 95,643,000     $148,338,000

EXPENSES
 Cost of Revenue       57,684,000        46,332,000       68,973,000
 Operating Expenses    45,161,000        41,644,000       68,238,000

   Total Expenses     102,845,000        87,976,000      137,211,000

OPERATING INCOME       11,196,000         7,667,000       11,127,000

OTHER EXPENSES
  Equity in
   Earnings of
   Unconsolidated
   Investee                  -               -            (1,465,000)
  Loss on Sale of
   Property, Plant,
   and Equipment             -               -               (19,000)
  Interest and
   Other Income           542,000         731,000           1,078,000

Interest Expense       (1,453,000)       (860,000)         (1,338,000)

Total Other
  Expenses               (911,000)       (129,000)         (1,744,000)

INCOME - Before
  Income Taxes         10,285,000       7,538,000           9,383,000

PROVISION FOR
  INCOME TAXES          3,497,000           -                 241,000

NET INCOME           $  6,788,000      $7,538,000         $  9,142,000

                           PRO FORMA INFORMATION

INCOME - Before
  Income Taxes       $ 10,285,000      $7,538,000         $  9,383,000
Pro Forma
  Income Taxes                          2,563,000            3,270,000
Income Taxes            3,497,000

Pro Forma Net
  Income             $  6,788,000      $4,975,000         $  6,113,000

Earnings Per Share
   Basic             $       0.21      $     0.15         $       0.19
   Diluted           $       0.20      $     0.15         $       0.18

Weighted Average
  Shares-Basic        32,804,000       32,533,000           32,553,000
Weighted Average
  Shares-Diluted      33,487,000       32,937,000           33,079,000

See Notes to Consolidated Financial Statements


                   VSI HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          Nine Months Ended June 30
                                             1998           1997
                                          (Unaudited)   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                              $ 6,788,000     $4,975,000
  Depreciation and Amortization             2,750,000      1,724,000
  Net Changes:
    Equity / Investment                        12,000      1,049,000
    Accounts Receivable                   (10,253,000)    (4,789,000)
    Inventory                                 436,000      1,629,000
    Prepaids                                2,859,000     (1,176,000)
    Deposit/Other                            (873,000)     2,562,000
    Accumulated Costs of                   (6,601,000)    (1,755,000)
      Uncompleted Projects
    Accounts Payable                       18,004,000       (276,000)
    Accrued Liabilities                      (523,000)    (1,991,000)
    Advances                                2,127,000        766,000

Total Operating Activities                 14,726,000      2,718,000

CASH FROM INVESTING ACTIVITIES
  Changes Notes Receivable                   (117,000)       (79,000)
  Changes Notes Receivable - Related        9,416,000     (1,424,000)
  Changes Property & Equipment             (8,723,000)      (135,000)
  Aquisition of PSG International          (2,525,000)          -

Total Investing Activities                 (1,949,000)    (1,638,000)

CASH FROM FINANCING ACTIVITIES
  Changes Long Term Debt                   11,509,000        (80,000)
  Change to related party Debt             (9,694,000)       532,000
  Changes to Notes Payable                 (2,843,000)    (2,100,000)
  Proceeds from Exercise of
    Stock Options                               3,000          2,000
  Proceeds from Issuance of Stock              48,000      3,228,000
  Distributions to Shareholders           (11,346,000)    (3,011,000)

Total Financing Activities                (12,323,000)    (1,429,000)

NET INCREASE (DECREASE) IN CASH               454,000       (349,000)

CASH - BEGINNING OF PERIOD                    235,000        351,000

CASH - END OF PERIOD                      $   689,000     $    2,000
Supplemental Disclosures:
  Non-Cash Investing and Financing
    Activities:
  Stock issued for PSG Acquisition        $ 1,960,000
  Subordinated Notes Payable Formerly
    Declared Distributions to
    Shareholders                          $ 9,313,000

See Notes to Consolidated Financial Statements







			VSI HOLDINGS INC. AND SUBSIDIARIES
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company has prepared the consolidated financial statements included herein without audit pursuant to the rules of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the consolidated financial statements include all adjustments necessary for a fair presentation of the results for interim period.

2. The interim financial information herein should be read in conjunction with financial statements included in the Registrant's
Annual Report on Form 10-K for the year ended September 30, 1997. The interim results for the nine months ended June 30 1998 are not necessarily indicative of the results that may be expected for the year ended
September 30, 1998.

3. Certain reclassifications have been made to the June 30, 1997 financial statements to conform with the classifications used at September 30, 1997.

4. The Company has adopted FASB Statement No. 128, Earnings Per Share which provides for the computation of basic earnings per share and diluted earnings per share and requires the restatement of the prior periods for comparison purposes. Accordingly, the following is a reconciliation of earnings per share:

                        Three Months Ended June 30   Nine Months Ended June 30
                           1998          1997           1998          1997
Numerator:
  Income Before Income
    Taxes               $3,419,000    $3,006,000    $10,285,000    $7,538,000
  Pro Forma Income Tax $(1,163,000)  $(1,022,000)   $(3,497,000)  $(2,563,000)

  Net Income            $2,256,000    $1,984,000    $ 6,788,000    $4,975,000

Denominator:
  Denominator for basic
    net income per
    share - weighted
    average shares      32,958,754    32,591,600     32,804,217    32,533,202

Effect of Dilutive
Securities
  Stock Grants             149,930        -             125,412        -
  Put Options               17,345        -              40,679        -
  Stock Options          1,093,470       527,802        517,159       403,407

Dilutive Potential
Common Shares            1,260,745       527,802        683,250       403,407

Denominator for Diluted
Net Income per share -
adjusted weighted
average                 34,219,499    33,119,402     33,487,467    32,936,609

Basic net income per
share                   $     0.07   $     0.06     $     0.21    $     0.15

Diluted net income
per share               $     0.07   $     0.06     $     0.20    $     0.15










FINANCIAL SUMMARY
Summary financial information expressed as a percentage of revenue is as follows:
                    Quarter Ended June 30   Nine Months Ended June 30
                        1998      1997*        1998       1997*
                       (000's)   (000's)      (000')     (000')
Revenue               $41,277    $29,306    $114,041    $95,643
Operating Expenses      40.8%      47.4%       39.6%      43.5%
Operating Income         9.5%       10.3%       9.8%       8.0%
Interest and
  Other Income           0.1%        1.1%       0.4%       0.7%
Interest Expense        (1.4%)      (1.2%)     (1.3%)     (0.9%)
Income Before
  Income Taxes           8.2%       10.2%       9.0%       7.8%
Pro Forma
  Net Income             5.4%        6.7%       5.9%       5.2%

* Restated to include acquired operations (see Business Description).


				MANAGEMENTS DISCUSSION AND ANALYSIS OF
				FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995, such as statements relating to financial results and plans for future business development activities, and are thus prospective. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.

BUSINESS DESCRIPTION:

VSI HOLDINGS, INC. is a full service supplier to businesses;
providing imaginative and integrated applications of technology and systems encompassing marketing initiatives, communications, education and training, entertainment and retailing.

VSI Holdings consists of these wholly-owned subsidiaries in the Marketing Services, Entertainment and Retail business sectors under the following trade names - Visual Services, Inc.; a broad-based provider of educational curriculums and product training; interactive technology-based Distance Learning Systems; product launches; Web site development, internet, intranet, and extranet solutions; direct-response and site-based marketing; change process and cultural change consulting: Vispac, Inc.; integrated logistics and call center operations; and Performance Systems Group; in-field consulting and change process sustainment services: Advanced Animations, a manufacturer of product simulators, animatronic figures and displays for theme parks, retail and casinos: Dress Code, retailer of women's apparel.

VSI Holdings serves its global customers from its Bloomfield Hills, MI. headquarters and its offices in California, Georgia, Vermont and Toronto, Canada. The Company employs more than 1,250 professionals.

The accompanying consolidated financial statements include the accounts of VSI Holdings, Inc. (The "Company", formerly the Banker's Note, Inc.) and its wholly-owned subsidiaries, consisting of Advanced Animations, Inc., Vispac, Inc., Visual Services, Inc., PSG International, Inc., BKNT Retail Stores, Inc., and JD Dash, Inc. Inter-company balances and transactions have been eliminated in consolidation.

As of June 30, 1998, the Company has 32,989,739 shares outstanding, excluding 7,743,605 shares of Treasury Stock.

Purchase of Performance Systems Group
The Company acquired the assets of Performance Systems Group as of February 1, 1998. The acquisition was accounted for under the purchase method, resulting in Goodwill of $4,485,000.

Visual Services, Inc. established the wholly-owned subsidiary PSG International, Inc. ("PSGII") as the operating entity for the acquisition. The quarter ended June 30, 1998 includes the results of five months of PSGII operations. Branches are being established in Canada, Mexico, Australia, New Zealand, and Taiwan to facilitate the Company's operations outside of the United States.

Tentative Sale of Business Unit
Management announced that it has reached an agreement in principle to sell its women's apparel retail unit, d.b.a. Dress Code, to be completed in late summer of 1998. Terms for the employee and third party principal purchase include inventory, trade name and lease agreements. For the year, VSI Holdings will incur a loss of approximately $600,000 from Dress Code operations. The sale is subject to due diligence review, negotiation of a definitive agreement, and tax-free status compliance.


Stock and Stock Options Granted
In the current fiscal year, the Company issued options for 576,000 shares of the Company's common stock. One-half of the options are exercisable two years from the date of the grant, with the remaining options exercisable three years from the date of the grant. The options have an exercise price ranging from $6.20 to $8.70 and expire five years from the date of grant.

The company also granted 462,000 shares of restricted stock to employees as compensation pursuant to the Company's restricted stock plan.


Credit Line Established
Effective January 31, 1998, the Company completed the loan agreement for its bank line of credit. The Bank line of credit permits borrowings up to $30,000,000 based on a fixed base plus a percentage of receivables at the Bank's prime rate (8.5% at June 30, 1998) or a fixed rate equal to LIBOR plus 1.5%. The line is collateralized by all the assets of the Company. The loan agreements contain certain covenants that require that, among other things, the Company maintains certain levels of net worth, current ratio and working capital and that the ratio of total liabilities to net worth and debt service ratio do not exceed certain amounts. As of June 30, 1998, the Company had approximately $10,000,000 available to borrow. The Bank line of credit expires January 30, 1999, and its renewal on current terms is expected.

OPERATING RESULTS:

REVENUES:
Revenues for the quarter ended June 30, 1998 were $41,277,000 compared to $29,306,000 for the same period last year, representing a 40% increase. For nine months ended June 30, 1998, revenues increased 19% to $114,041,000 from $95,643,000 last year. The increase in revenue is attributed to an increased number of projects awarded to the Company in its Marketing Services and Entertainment Sectors.

EXPENSES:
Total expenses increased to $37,355,000 from $26,278,000 for the quarter ended June 30, 1998, in line with increases in gross revenues. For the nine months total expenses increased to $102,845,000 from $87,976,000 due to improvements in gross revenues.

OPERATING INCOME/INCOME BEFORE TAXES:
Operating income increased approximately 30% to $3,942,000 for the quarter ended June 30, 1998 form $3,028,000 for the same period last year. For the nine months ended June 30, 1998, operating income was up approximately 46% to $11,196,000 from $7,667,000 for the same period last year. Income before taxes for the quarter increased 14% to $3,419,000 from $3,006,000 for the same period last year. For the nine months ended June 30, 1998, income before taxes was $10,285,000 compared with $7,538,000 last year, approximately a 36% increase.

NET INCOME:
Net income for the third quarter ended June 30, 1998 increased to $2,256,000 compared to pro forma net income of $1,984,000 for the prior year's third quarter. For the nine months, net income was $6,788,000 compared to pro forma net income of $4,975,000 last year. Pro forma net income for the quarter ended June 30, 1997 includes a pro forma provision for income taxes on income attributable to shareholders of acquired subsidiaries.

In June, the Company announced that it had raised its 1998 year-end estimated per share income from the previously advised estimate of Basic and Diluted Pro Forma earnings per share of $0.23 per share to $0.28 compared to $0.19 for year end 1997.


LIQUIDITY AND CAPITAL RESOURCES:
The Company's working capital, cash position, and credit availability remain adequate to maintain current and future operating levels. The Company's working capital at the quarter ended June 30, 1998 was $4,839,000 and at year ended September 30, 1997 was ($1,969,000) giving effect to $20,659,000 in declared distributions to shareholders of acquired subsidiaries that had been previously included as equity.

To provide funds for future acquisitions and other corporate purposes, the Company is considering a future public stock offering, or an expansion of its credit facility to include some additional long-term borrowings.

During the second quarter, the Company settled the declared distributions to shareholders of $20,659,000 by utilizing existing working capital and the bank credit line. A related party shareholder, who received a portion of the distributions, satisfied a note receivable of $11,103,000 plus interest. The Company paid $92,000 and executed subordinated notes payable of $9,313,000 in settlement of the remainder of the declared distributions. These notes are subordinated to the Company's bank line of credit. The subordinated notes payable accrue interest at 7% and mature December 31, 2002.






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

        The Company's shareholders approved the election of the Board of Directors, the 1997 Restricted Stock Plan, and the 1997 Employee Stock Purchase Plan at the Annual Meeting of Shareholders held on April 8, 1998. Each Director received at least 80% of outstanding shares voting in favor of their election. Each of the other matters passed with at least 80% of outstanding shares voting in favor of the resolutions.

Item 5.	Other Information:

        On August 5, 1998, VSI Holdings announced it intends to merge with Navidec Inc. (NASDAQ: NVDC) a provider of web-based technologies and enterprise solutions. The merger would involve a stock exchange on a pooling of interest basis and is expected to close in November, subject to shareholder approvals, due diligence review, negotiation of a definitive agreement, tax-free status compliance and preparation of SEC filings. For the year ended December 31, 1997, Navidec reported audited sales of $6,008,000 and a net loss of $4,104,000. For the first four months ended April 30, 1998, Navidec reported unaudited sales of $2,341,000 and a net loss of $593,000.

        We are sad to announce that Harold Cannon, a Director and Manager of Investor Relations, passed away unexpectedly on May 24, 1998. At this time his board position has not been filled.

Item 6.	Exhibits and Reports on Form 8-K

      		(A)	Exhibits

         			None.

      	(B)	Reports on Form 8-K

         			None.



Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   							VSI Holdings, Inc.
                                      							Registrant
August 12, 1998                         /S/Steve Toth, Jr..
                                        Steve Toth, Jr., Chairman of
                                        the Board of Directors,President
                                        and Chief Executive Officer



August 12, 1998                         /S/Thomas W. Marquis
                                        Thomas W. Marquis, Director,
                                        Treasurer, Chief Accounting
                                        and Financial Officer