Form 10-K
period 1998-09-30
VSI HOLDINGS INC
filed 1999-01-12
CIK 354611

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the fiscal year ended
September 30, 1998

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

	Registrant's telephone number, including area code:
                       (248) 644-0500

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant (4,925,678 shares), as of December 18, 1998, was approximately $22,165,551 (at closing asked price of $4.50).

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 14(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No

The Registrant had 32,940,665 shares of Common Stock, $.01 par value, outstanding on December 18, 1998, excluding 7,954,355 treasury shares.

	DOCUMENTS INCORPORATED BY REFERENCE--None

Item 1.  Business
VSI Holdings, Inc. ("VSIH" referred hereinafter as the "Company") presently consists of wholly owned subsidiaries/divisions in the Marketing Services and Entertainment sectors. Reference is made to
Note 13 of Notes to Consolidated Financial Statements for financial information about industry segments.

The Company employs approximately 1,025 individuals in all operations, none of which are covered by an employment contract, nor are represented by a union. To date, the Company believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be as successful in the future. The Company believes relations with its employees are good.

Purchase of The Performance Systems Group. In February 1998, the Company acquired the assets of The Performance Systems Group for approximately $4.5 million, consisting of 280,000 shares of the Company's common stock and $2.6 million in cash. Additional contingent consideration of $1,000,000 may be due in June 2000 based on future earnings of the purchased business. Performance Systems Group provides in-field consulting and change process sustainment services primarily to automobile dealerships. The acquisition was accounted for under the purchase method. See
Note 1 of Notes to Consolidated Financial Statements.

Discontinued Operations.   In June 1998, the Company decided
to sell the subsidiaries constituting the retail sector. Subsequently, it was sold to Martin S. Suchik and certain of his affiliated entities in exchange for a surrender of 143,750 shares of the Company. As a result, the Company no longer has any involvement in the retailing of women's apparel. The Company recognized a post-tax loss on discontinued operations of $428,000, and a net gain on the sale of $271,000. See Note 15 of Notes to Consolidated Financial Statements. The Company does not expect any other operating losses from this activity. See Item 13 Contingent Liability for Discontinued Operations.


MARKETING SERVICES SECTOR
Visual Services, Inc.
Vispac, Inc.
Performance Systems Group (PSG) (acquired February, 1998)

VSIH's Marketing Services sector provides a broad range of marketing support, primarily to automotive manufacturers and their dealership networks in education and training, corporate communications and administrative services areas.

These programs and services focus on researching and assessing organizations and their customers and applying this knowledge to help the Company's clients define their corporate mission, strategic objectives and methods to achieve these objectives.

History
As of October 1, 1996, Martin S. Suchik, was the President of The Banker's Note, Inc. ("TBN"), a public company incorporated in April 1981, that operated retail women's apparel stores. Prior to 1997, Suchik's uncle - Steve Toth, Jr., the President and Chief Executive Officer of the Company and his affiliates ("Toth") held a 33% interest in TBN as the result of the provision of financing which had started in 1991. In February 1997, TBN acquired Advanced Animations, Inc. ("AAI"), a company controlled by Toth, for 7,563,077 shares of TBN stock and Toth became the controlling shareholder. In April 1997, he Company reincorporated in Georgia from Texas, changed its corporate name to "VSI Holdings, Inc."
(VSIH) from "The Banker's Note, Inc.", and placed its women's apparel retailing business in an operating subsidiary, BKNT Retail Stores, Inc. ("RSI"). As of July 1 and September 30, 1997, the Company acquired Vispac, Inc. ("Vispac") for 6,200,000 shares of VSIH stock and Visual Services, Inc. ("VSI") for a net of 14,285,715 shares of VSIH stock. Both Vispac and VSI were also controlled by Toth. See Note 1 of Notes to the Consolidated Financial Statements.

Steve Toth, Jr. founded VSI in 1962 to design and sell marketing materials for display in automotive dealer showrooms. The showroom material was provided in creative formats, which not only supplied customers with relevant product information but also assisted in training sales personnel. This expertise proved transferable to the planning of product launches for dealership networks, which led to a number of new business opportunities.

Product and service offerings were continuously broadened with a constant focus on providing innovative communications related solutions. For example, in 1976 VSI created, implemented, and administered the first major automotive cash-back rebate award program in history. Rebate checks were issued to purchasers of vehicles who provided proof of purchase and submitted claims, which VSI validated. Rebates and cash incentives have become a standard marketing practice for many automotive and consumer product manufacturers. Since 1976, VSI has, on behalf of and funded by its customers, administered over $40 billion in cash rebates and incentive awards and, in the process, has established a telemarketing infrastructure that it utilizes for a number of applications. The ability to provide unique communications solutions and to respond quickly to changing industry demands has resulted in VSI's development as a fully integrated provider of communications-related services with a diverse and encompassing array of products and services.

As the automotive industry evolves and manufacturers increasingly rely on vendors to provide services previously performed in-house, VSI continues to expand its services and leverage off past experiences. New engagements often result as outgrowths of previous projects. VSI's range of services include short-term administrative functions, such as data processing, as well as the intricate planning and implementing of national training programs and product launches.

Vispac was formed in 1968 to provided warehousing and distribution services related to marketing fulfillment services.

Products and Services Overview
The Marketing Services sector's projects range from simple, short-term engagements to highly complex assignments lasting a number of years and involving many competencies. These services are delivered using an extensive array of disciplines, such as customer relationship marketing via database management and ongoing customer contact and follow-up, interactive technologies (including video and CD-ROM), videoconferencing, film, slides, live theater, computer graphics and animation, print multimedia, and global satellite broadcasts.

The Marketing Services sector's products and services can be grouped into six major categories.

1. Education and Training
VSI has targeted the education and training market as an area with substantial growth potential. The consumer's purchase and ownership experience have become critical to the purchasing decision in the automotive industry. Manufacturers are making financial commitments to educate their dealership personnel and to promote effective, customer-oriented processes in dealerships. VSI is a provider of educational resources to effect these improvements. VSI's curriculum design experts apply contemporary learning theories and state-of-the-art technology to create processes and materials that will effectively educate course participants. VSI's training programs use interactive technology, such as Interactive Distance Learning (IDL) (a live, satellite based, two way interactive broadcast technology), designed to improve employee productivity in the areas of product knowledge, team building, sales skills, personal skills and behavioral development.

2. Change Process
Change Process is the systematic approach towards envisioning and reaching elevated goals and objectives. Changing the culture of an organization is never easy. The problem is compounded with automotive manufacturers, who must not only transform their own large bureaucracies, but also their networks of thousands of independently owned dealerships.

One example of VSI's expertise in change process is its development, implementation and operation of Ford Motor Company's XL2000: Excellence in Leadership Learning Center. Ford's XL2000 is a change process learning program, the goal of which is to profoundly change the relationship of Ford with its dealerships, the relationship of dealer management with dealer personnel, and ultimately the relationship between dealers and their customers. VSI managed the design and construction of the 42,000 square foot, XL2000 Leadership Learning Center. Curriculum design, facility operations and training facilitation are also provided by VSI. Thousands of Ford Motor Company and dealership personnel have attended the intensive three and a half-day seminar.

3. Interactive Technology
Over the last three years VSI has developed and broadcast approximately 400 Interactive Distance Learning (IDL) course hours. This technology provides live video of an experienced trainer to various remote locations, along with two-way audio. Thus, students can ask questions, discuss problems and be tested on the subject matter. IDL has aided the automotive industry, because the training is conducted at the dealership, so personnel do not have to lose valuable time away from the job traveling to a conference center. VSI develops the course curriculum (including audio-visual support) and hires the trainers.

VSI uses technology as part of a customer interface system that includes data-based call centers, claims processing, incentive awards management, relationship marketing systems, and owner/prospect data-based direct response management/fulfillment.

An example of VSI's use of interactive technology is its role helping an automotive manufacturer sell branded vehicle accessories. A customer who has received a personalized catalog with accessories for his vehicle can call a toll free line and get answers to questions about the products, as well as ordering them. VSI then electronically contacts the accessory manufacturer who ships the products directly to the consumer.

4. Space-Based Marketing
Space-based marketing refers to marketing efforts that occur at various places convenient to the targeted audiences. VSI develops and executes trade shows and exhibits, as well as comprehensive merchandise display systems. VSI produced the automotive industry's first ride-and-drive learning experience for Porsche sales consultants in 1981. A ride-and-drive is an opportunity for sales consultants (or consumers if desired by the manufacturer) to learn about a vehicle by driving it (and sometimes also competitive vehicles) on a specially designed course. Since then, hundreds of thousands of automotive dealership personnel have taken part in ride-and-drives for a variety of manufacturers. VSI also develops innovative marketing tools on the World Wide Web. An example was VSI's development of a full product catalog for an automotive manufacturer, which allowed consumers to configure and price the vehicle of their choice and locate the nearest dealer.

5. Integrated Logistics
Integrated Logistics refers to start-to-finish services for printing, warehousing and distributing materials to intended recipients. Vispac provides marketing logistical support primarily to automotive manufacturers. Vispac stores various marketing materials for the manufacturer and then distributes them, as needed, to company offices and dealerships throughout the world. With over 500,000 square feet of plant space, Vispac has the systems and personnel to provide timely delivery of materials to tightly focused audiences worldwide. For example, one shipment might go only to dealers in a particular geographic area, while another might go only to dealerships with a certain sales volume. Vispac maintains numerous databases to provide this customized distribution, as well as complete tracking and follow-up systems. Vispac uses the U.S. Postal Service and a variety of commercial freight operators to physically ship the materials.

6. Consulting Services
VSI provides a wide range of support, from custom-tailored change process development to 360 assessments. Change process development forms a plan for an individual to improve weak areas of job performance or for an organization to become more efficient and to better serve its customers. A 360 assessment helps an individual identify and improve weak areas of job performance through measured evaluations by superiors, peers and subordinates. Consulting Services also includes on-site evaluation, follow up, and the utilization of a variety of analytical tools. The Company's automotive consultants assist dealerships in developing best-practice systems, and enhance dealership relationship marketing and change process initiatives.

Customers
Both VSI and Vispac operate primarily in the automotive industry. The various divisions of Ford, General Motors, and Nissan accounted for 78%, 71%, and 70% of the revenues of the Company for fiscal years 1998, 1997, and 1996 respectively. The loss of any of these customers would have a material adverse effect on the Company. While these companies have historically been steady customers of the Company, there can be no assurance that such relationships will continue.

Future revenues are dependent on such factors as new product introductions, the industry's attention to process improvement within the dealerships, and the industry's focus on customer satisfaction and global training. Within the automotive industry, much of the focus is on services provided to dealerships which are paid for, at least in part, by the manufacturers. Consumers demand that dealers are versed on the attributes of their products; as a result, dealers are changing the culture of the sales process by assisting customers in making informed decisions without undue pressure to buy. The Company's services provide the dealers and their sales forces with the training and knowledge critical to effective selling in this dynamic environment.

The number of suppliers to the automotive industry is dwindling. Manufacturers are demanding systems from their suppliers rather than individual parts. For example, a manufacturer previously might buy a door from one supplier, electronic controls for the door from another supplier and the window from yet a third.
Today the manufacturer is more likely to purchase the entire door/electronics/window system from a single supplier. This trend is causing suppliers to consolidate and streamline their operations. As a turnkey business communication provider to the automotive industry, the Company's management believes it is well positioned to continue to compete in this highly competitive environment.

Industry and Competition
The practice of turning essential but often non-core business processes over to third party vendors is expected to continue. The Company expects to continue to benefit from the trend among major corporations toward increased corporate outsourcing of marketing, communication, and training functions.

The Company is positioned to continue to expand in the call center telemarketing industry through integrated telemarketing. This is the simultaneous provision of inbound and outbound service (calls from and to customers) with real-time (while the customer is on the phone) access to customer databases. VSI's telemarketers are skilled in product specifications, troubleshooting, and providing professional support.

As a consolidator of business communications and services, the Company believes that the use of distance learning technology will continue to grow. More and more corporations are using distance learning training as an alternative to costly trips to attend or conduct training sessions.

The Company provides a broad range of services and products that compete primarily with a variety of agencies, incentive and distribution fulfillment and marketing services firms. These firms generally provide a limited range of services that compete only with a portion of the Company's services. Management believes that no single company or small group of companies dominates the marketing services industry.

Competition in the Marketing Services sector is intense, and the Company expects that competition will increase. The Company competes on the basis of service quality, creativity and price. The Company competes against many companies, some of which have significantly greater financial resources than it has. There can be no assurance that the Company will have the financial resources, technical expertise or marketing, distribution and support capabilities to compete in the future. Competitive pressures could reduce the demand for the Company's products and services, cause the Company to reduce prices, increase expenses or cause delays or cancellations of customer orders, any of which could adversely affect the Company's business and results of operations.

In October 1998, the Marketing Services Sector had backlogs of approximately $80 million, all of which is expected to be completed by the coming fiscal year. This compares to approximately $85 million in October 1997. The Company considers backlog to represent firmly committed business. The forward-looking estimates of the firmness of such orders is subject to future events (e.g. cancellation of a purchase order by a client due to strike, budget constraints, or other client internal matters) which may cause the amount of the 1998 backlog actually fulfilled to change. The principal markets for the Company's services are the North American operations of automobile manufacturers and their distribution networks, including automotive dealerships. Services are sold directly to the manufacturer and/or dealer. The Company uses a variety of distribution methods to deliver its services, including the U.S. Postal Service, commercial freight services, the Internet and satellite transmissions.

There are currently no products in development that would require significant financial investment to bring to market. Materials have historically been widely available from numerous sources. The Company has no material patents, trademarks, licenses, franchises, or concessions. There is no significant seasonality in the Marketing Services sector. The Marketing Services sector competes primarily in the automotive industry, where slow payment of invoices is a standard practice. Bank lines of credit are used to finance receivables.

THE ENTERTAINMENT SECTOR: ADVANCED ANIMATIONS, INC. (AAI) AND
ADVANCED EXHIBITS DIVISION (AE)

AAI provides commercial-based, compliant-motion technology for 3-D animatronic (robotic) figures for display in theme parks, casinos, retail and other entertainment venues. AAI uses hydraulic motion technology to create lifelike movement. This technology has attracted projects such as the Terminator 2 exhibit at Universal Studios, Florida and Atlantis at the Forum Shops at Caesars Palace in Las Vegas. All manufacturing and design work occurs at AAI's Stockbridge, Vermont, facility.

As an example of its technology, AAI's Drunk Driving Simulator is in its 11th year of touring the U.S. The tours, sponsored by Chrysler Corporation and supported by Mothers Against Drunk
Driving, visits nearly 400 high schools per year.

AE, a division of AAI, in partnership with United Exhibits Group of Denmark, has developed "Missing Links -- alive!", a touring exhibit that debuted in the spring of 1998. The presentation traces human evolution and includes animated and video presentations by expert paleontologists, including the family of Louis and Mary Leakey. The Company has a ten year exclusivity agreement to operate the tour of "Missing Links - alive!" exhibit with the United Exhibits Group.

Advanced Animations' products are sold on a custom made-to-order basis directly to companies worldwide.

There are currently no products in development which would require significant financial investment to bring to market. Materials have historically been widely available from numerous sources. The Company has no material patents, trademarks, franchises or concessions. There is no significant seasonality in the Entertainment sector. The Company receives payments as work progresses on custom projects, so there are no significant working capital issues. AAI has no customers who constitute a significant portion of the Company's revenue.

In October 1998, the Entertainment sector had backlogs of approximately $1.5 million, all of which is expected to be completed in the coming fiscal year. This compares to approximately $1.6 million in October 1997. The forward-looking estimates of the firmness of such orders is subject to future events which may cause the amount of the 1998 backlog actually fulfilled to change.

Competition in the Entertainment sector is intense, and the Company expects that competition will increase. The Company competes on the basis of product quality, creativity and price. There can be no assurance that the Company will have the financial resources, technical expertise or marketing, distribution and support capabilities to compete in the future. Competitive pressures could reduce the demand for the Company's products and services, cause the Company to reduce prices, increase expenses or cause delays or cancellations of customer orders, any of which could adversely affect the Company's business and results of operations.


Item 2.  Properties.

The Company headquarters is located in Bloomfield Hills, Michigan and consists of 103,000 square feet. The current lease continues until February 2003 and has a five-year renewal option. This facility is also the base for subsidiary VSI, which also leases a training facility/office of 38,000 square feet in Rochester Hills, Michigan, a training facility/office of 42,000 square feet in Allen Park, Michigan, a 23,000 square foot storage facility in Livonia, Michigan and a 12,000 square foot sales office in Cypress, California. VSI purchased a 45,000 square foot office building in Livonia, Michigan, in December 1997.

Vispac is based in a 149,000 square foot office/warehouse building in Livonia, Michigan that it leases from a partnership that is, directly or indirectly, owned by a Toth family investment partnership. Vispac owns two warehouse facilities in Livonia, Michigan of 92,000 and 93,000 square feet that collateralize mortgages of $441,000 and $2,452,000; Vispac also leases a 175,000-square foot warehouse in Ypsilanti Township, Michigan.

The Entertainment sector is based in a 26,900 square foot office/manufacturing plant in Stockbridge, Vermont. The property is owned by VSI and is leased to AAI.

The Company generally considers the productive capacity of each facility operated by each of its industry segments to be adequate and suitable for their requirements.

Item 3.  Legal Proceedings.
The Company is periodically involved in routine proceedings. There are no legal matters, existing, pending, or threatened, which management presently believes could result in a material loss to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.


PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters.

The Common Stock trades on the American Stock Exchange under the "VIS" symbol. Prior to the Company's name change in April 1997, the stock traded under the symbol TBN. The table sets forth the trading prices for the Common Stock by quarter as reported for the last two years. The range of closing prices for the Common Stock, as reported by The Wall Street Journal, follows:

     Fiscal Quarters                High             Low

     First Quarter,  1997          $1.18            $ .38
     Second Quarter, 1997           1.50              .81
     Third Quarter,  1997           4.25             1.00
     Fourth Quarter, 1997           6.00             2.88

     First Quarter,  1998          $7.13            $4.75
     Second Quarter, 1998           7.13             6.06
     Third Quarter,  1998           8.13             6.25
     Fourth Quarter, 1998           7.25             4.88

Based on past requests for proxy materials, the Company believes that it has substantially more beneficial holders of its Common Stock than the approximately 390 "of record" holders on December 18, 1998. The Company currently reinvests all earnings rather than paying cash dividends and for the foreseeable future, intends to continue that policy. The Company's loan agreements prohibit the payment of cash dividends without prior bank approval. There were no dividends declared in the year ended September 30, 1998.


Item 6.  Selected Financial Data.

BALANCE SHEET DATA
                                        As of
  (in thousands)  Sep. 30  Sep. 30  Sep. 30  Sep. 30   Sep. 30
                     1998    1997    1996     1995      1994

Working Capital   $ 9,121 ($ 1,969) $ 9,105 $10,368    $11,782

Total Assets        89,555   77,069   66,856  67,103    42,724

Long-Term Debt      19,466    5,281    1,900   1,406       564

Total Liabilities   69,413   65,402   36,784  41,116    24,453
Stockholders'
Equity              20,142   11,667   28,072  25,987    20,524

See footnotes below   1      2 & 5       2        2      1 & 4

OPERATING DATA                     Year Ended
  (in thousands,
  except per      Sep. 30   Sep. 30   Sep. 30   Sep. 30   Sep. 30
   share)          1998      1997      1996      1995      1994

Net Sales         $163,426  $130,526  $128,213  $112,059  102,081
Income from Continuing
Operations           9,211     9,658     9,141     3,096    8,229
Income from Continuing Operations
 Per Share (3)       0.28      0.20      0.18      0.10     0.17

Number of Shares   32,851    32,784    32,767   32,453     32,354

See footnotes below   1         2         2          2      1 & 4

The Company paid no dividends on its Common Stock during any of the periods presented.

1. September 30, 1998 and 1994 balance sheet data and operating data exclude BNKT Retail Stores, Inc. accounts.

2. September 30, 1997, 1996, and 1995 Balance Sheet data include the accounts of BKNT Retail Stores, Inc. The operating data excludes the operations of BKNT Retail Stores, Inc.

3. Pro Forma Earnings per Share Information for 1997 through 1994:
See Income Statement of Consolidated Financial Statements

4.Certain information (related to Vispac, Inc. for year ended
September 1994) is unaudited.

5. See Item 13 Declared Distributions to Stockholders regarding distributions of previously taxed undistributed earnings to the stockholders of acquired subsidiaries. This reduced working capital and stockholders' equity.


Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

OPERATING RESULTS

Marketing Services Sector:

Year Ended September 30, 1998

Revenues from the Marketing Services sector increased 26% to $155,949,000 for the year ended September 30, 1998 from $124,020,000 last year. This increase was due in large part to the pilot phase of a ride & drive program for an automotive manufacturer. The program, which took place in Denver, and Washington D.C. provided over 10,000 consumers with an opportunity to drive nearly every type car and truck sold by the manufacturer, as well as selected competitive products. Over 40,000 test drives were taken in the two cities. VSI drew from the full range of its in-house capabilities to create, produce and field the program within a 90-day timeframe. The Company also completed the launch of a new truck product for an automotive manufacturer and was immediately awarded the assignment to launch two new 1999 model year trucks.

Income from Operations from the Marketing Services sector increased 27% for fiscal 1998, to $14,834,000, up from $11,674,000 the year before. The increase is attributable to an increase in sales and the efficient utilization of overhead. Because automotive manufacturers have focused on core competencies and continue to outsource services previously performed internally, the Company experienced additional business opportunities. There can be no assurances this will continue in the future.

Year Ended September 30, 1997

Revenues from the Marketing Services sector increased 4% to $124,020,000 for the year ended September 30, 1997 from $119,489,000 last year. The increase is attributed to the addition of new assignments from major automotive manufactures. Assignments included new automotive vehicle introductions (referred to as a "launch") to dealership personnel, and a sizable consulting project to occur at automotive dealerships nationwide. The consulting project is designed to assist dealers in the development and maintenance of more effective business practices. The launch experience stimulated interest in the Company's ability to serve as a turnkey provider of the many marketing services the Company provides. In addition, the launch served to underscore the emerging role that events like are likely to play in future automotive manufacturers marketing campaigns.

Income from operations from the Marketing Services sector increased 27% to $11,674,000 for the year ended September 30, 1997 from $9,178,000 for the prior year. This increase is attributable to three factors: (1) opportunities (such as new vehicle launches) to more extensively utilize a broader range of the Company's competencies, (2) the Company also benefited from labor efficiencies that resulted from experience within the education and training segment of the business, and (3) controlled personnel costs. Because automotive manufacturers have focused on core competencies and continue to outsource services previously performed internally, the Company experienced additional business opportunities. There can be no assurances this will continue in the future.

Year Ended September 30, 1996

Revenues from the Marketing Services sector increased 14% to $119,489,000 for the year ended September 30, 1996 from $104,536,000 for the prior year. This growth was primarily due to the full year effects of a new education and training program and a telemarketing campaign designed to encourage consumers whose vehicle leases were about to expire to drive and lease a new vehicle by the same manufacturer, both of which began last year. Additional new revenue came from marketing services provided to General Motors related to the GM credit card programs.

Income from operations from the Marketing Services sector increased to $9,178,000 for the year ended September 30, 1997 from $3,677,000 last year. The increase outpaced revenue growth primarily due to operating efficiencies such as simplifying and streamlining the print and video production process associated with the education and training business as well as controlling personnel cost.

Because automotive manufacturers have focused on core competencies and continue to outsource services previously performed internally, the Company experienced additional business opportunities. There can be no assurances this will continue in the future.


Entertainment Sector:

Year Ended September 30, 1998
Revenues from the Entertainment sector increased 15% to $7,477,000 for the year ended September 30, 1998 from $6,506,000 for the prior year. The increase was due primarily to new animation work received from Universal Studios Hollywood for T2:3D "Battle Across Time" attraction and for the E.T. Adventure attraction coming to Universal Studios - Japan. The Entertainment sector's sales represent discretionary spending on the part of its customers and their customers. Because of this, projects are sometimes delayed; conversely several different projects can be awarded in a short period of time. The revenue and earnings of the Entertainment sector are highly variable, and will probably continue to be so.

Income from operations from the Entertainment sector increased 58% to $1,584,000 for the Year Ended September 30, 1998 from
$1,002,000 for the prior year. The increase was due primarily to efficiencies achieved from utilization of existing tooling and technologies on repetitive projects. It is difficult to anticipate trends.

Year Ended September 30, 1997

Revenues from the Entertainment sector decreased to $6,506,000 for the year ended September 30,1997 from $8,724,000 last year. The decline is primarily due to delays in installation schedules resulting from the lack of client site readiness and availability for the Chung Ho project to deliver in Asia, and the delay in a contract award and the subsequent build and installation schedules of the Universal Studios - California project.

Income from the Entertainment sector from operations decreased to $1,002,000 for the year ended September 30, 1997 from $1,720,000 last year. The decrease is attributed to the above mentioned delays.

Year Ended September 30, 1996

Revenues from the Entertainment sector increased 16% to $8,724,000 for the year ended September 30, 1996 from $7,523,000 for the prior year. The increase was due primarily to receiving the T2:3D project from Universal Studios - Florida and a major travelling Dinosaur project to deliver in Korea.

Income from the Entertainment sector from operations increased to $1,720,000 for the year ended September 30, 1996 from $452,000 for the prior year. The increase resulted from favorable project mix and cost containment.


LIQUIDITY AND CAPITAL RESOURCES:

Operating Activities.
The Company's two market segments have contrasting operating capital needs. The Marketing Services sector requires considerable operating capital to support its accounts receivable and maintain its marketing infrastructure; while billing is periodic with little risk of non-payment, client payment is typically slow. It also experiences a relatively steady cash flow; there is historically slightly increased need for working capital in the late summer and early autumn as new vehicle communications services are provided. This results in greater bank borrowings during that time of year; the lines of credit are designed to meet any such need the Company may have.

The Entertainment sector requires relatively little capital for operating purposes, because its clients typically pay sizable deposits before projects begin, and make progress payments during project fabrication. Sales represent discretionary spending on the part of its customers and their customers. Because of this, projects are sometimes delayed; conversely several different projects can be awarded in a short period of time. The revenue and earnings of the Entertainment sector are highly variable, and will probably continue to be so.

Operating Expense. The Company's operating expenses have grown from $62,687,000 in 1997 to $74,810,000 in 1998. The rate of growth in operating expenses is less than the rate of growth in revenues. This increase is mainly attributable to personnel costs to support the work load generated by additional sales. The Company intends to pursue its continued growth of its business, however, there can be no assurance that such growth will be achieved. The Company's future operating results will depend in part on management's ability to manage any future growth and control expenses. An unexpected decline in revenues, without a corresponding and timely reduction in staffing and other expenses, or a staffing increase that is not accompanied by a corresponding increase in revenues, could have a material adverse effect on the Company's operating results.

Generally, all obligations of the Company are met out of cash flow generated from operations and bank lines of credit. For the fiscal year ended September 30, 1998, Company operations generated $12,489,000 cash flow. The Company anticipates continuing to be able to meet its obligations.

In the Marketing Services sector, the Company expects continued growth in the areas of Education and Training, Interactive Technology, and Space Based marketing. The Company presently expects operating income from the Marketing Services and Entertainment sectors to increase in fiscal year 1999. Toward the end of fiscal year 1998, the Entertainment sector began to receive revenues from the first of the Missing Links exhibits. The future amount of revenue will depend on attendance at museums in the United States and from a second exhibit launched in Asia in December 1998.

In the non-automotive arena, The OZ Entertainment Company (OEC) awarded VSI Holdings a multi-year contract to become the marketing services agency-of-record and to provide the animated character production for The Wonderful World of OZ Theme Park and Resort. This new family entertainment complex is slated to open in Kansas in 2002. The launch effort will draw from a full range of Company competencies, including website design and administration, education and training, site-based marketing, public relations and advertising support and relationship marketing. The Company's arrangement with OEC will impact revenues beginning in fiscal 1999.

Discontinued Operations. In June 1998, the Company decided to sell the subsidiaries constituting the Retail sector. As a result, the Company no longer has any involvement in the retailing of women's apparel. Pre-tax losses from operations of the Retail sector were $648,000, $739,000, and $3,536,000 for the years ended September 30, 1998, 1997, and 1996 respectively.
The Company does not expect any future losses from this activity. See Item 13 Contingent Liability for Discontinued Operations.

Investing Activities.
The Marketing Services sector acquired a building in December
1997. Capital expenditures for furniture, fixtures and equipment, and leasehold improvements for the Marketing Services sector are expected to decline in fiscal year 1999. The
Entertainment sector requires no material capital improvements in fiscal year 1999 except for incremental investment for Missing Links exhibits.

Purchase of the Performance Systems Group Inc.
In February 1998, the Company acquired the assets of The
Performance Systems Group for approximately $4.5 million, consisting of 280,000 shares of the Company's common stock and $2.6 million in cash. Additional contingent consideration of $1,000,000 may be due in June 2000 based on future earnings of the purchased business. Performance Systems Group provides in-field consulting and change process sustainment services primarily to automobile dealerships. The acquisition was accounted for under the purchase method.

In the summer of 1998, the Company committed to a $4 million investment in a limited partnership (as a limited partner) which will develop the Wonderful World Of Oz theme park. In September 1998, the Company invested $400,000. Subsequent to year end, the Company invested an additional $1.8 million in the theme park. Management expects to invest the remaining $1.8 million during the fiscal year ending September 30, 1999.

Subsequent to year end, the Company invested $3.5 million in convertible preferred stock in a private placement offering of a company engaged in developing Internet-based education for colleges and universities.

See the discussion in Item 13 regarding related party notes receivable and payable and advances, and declared distributions to stockholders.

Financing Activities.
At September 30, 1998, the Company had lines of credit totaling $45,000,000; interest on these lines were at London Inter-Bank Offered Rate ("LIBOR") plus 1.5%; at September 30, 1998 the interest rate was 7.125%. At September 30, 1998, the outstanding balances on the lines of credit were $25,139,000. These lines of credit had covenants restricting the Company from borrowing elsewhere, loaning or guaranteeing a loan of another company without the prior written consent of the bank; transferring assets except in the ordinary course of business; and declaring dividends. Other covenants mandate certain levels of net worth and working capital, and that the ratio of total liabilities to net worth, debt service ratio and current ratio do not exceed certain amounts.

Visual Services acquired a building in December 1997. In October 1998, the Company closed on a three-year term loan for $1,100,000 and a seven-year balloon mortgage for $2,480,000. These loans had interest rates of 6.52% and 6.3% respectively. Shortly before the end of fiscal year 1997, Vispac, Inc. acquired a warehouse financed by a 7-year balloon mortgage of $2.5 million. No other long-term debt financing for facilities, or any accelerated payment of existing long-term debt, is expected in fiscal year 1999.

The Company has had a long term relationship with its current bank. Through the years, it has provided financing and lines of credit for the Company. There can, however, be no assurances that the lines of credit will be renewed when they mature on January 31 and June 30, 1999. If the Company is unable to renew the line of credit, other sources of financing would be sought, primarily a line of credit from another banking institution.

Since the Company is a net borrower of funds, minimal cash balances are kept on hand. At any point in time, the Company may have more money in checks outstanding than the cash balance. When checks are presented for payment, the bank notifies the Company, which borrows on its lines of credit to cover the checks.

On a long-term basis, increased financing may be necessary to fund any large project awarded to the Company, or any acquisitions the Company may make. While there are no current plans to conduct an offering of stock, in the long term, that cannot be ruled out.

Capital Activities.
Several employees exercised stock options for 64,000 shares in fiscal year 1998. In fiscal year 1998, the Company granted incentive options for 518,000 shares to employees at a weighted average price of $6.70 per share. The options are exercisable two and three years from the date of grant in two equal parts, and expire five years after the date of grant. In December 1997, the Company implemented a restricted stock plan for 500,000 shares. Awards of 462,375 shares were granted under the restricted stock plan during fiscal year ended September 30, 1998. The shares vest one, two and three years from the date of grant in three equal parts. The Company does not expect the exercise of stock options, or purchase of shares, by employees and directors to be a material source of capital in fiscal year 1999.

In past years, Visual Services, Inc. made stock available for purchase by its managers at book value, and redeemed such stock at book value. Such activity accounts for most of the stock option exercises and stock redemptions reported in the Company's statement of changes in stockholders' equity in fiscal years 1997 and prior. Upon the Company's acquisition of Visual Services, such managers exchanged their interests for Company stock and no longer have the right to require the Company to repurchase their shares.

The Company believes that cash flows from operations along with bank borrowings will be sufficient to finance the Company's activities in 1999. The Company has no current plans to conduct an offering of its shares to the public in fiscal year 1999.

280,000 shares of stock were issued in connection with the purchase of The Performance Systems Group in February 1998. These shares are subject to a put option whereby the holder of the shares can sell the shares back to the Company at a fixed price per share of $7.50 or a total of $2,100,000. This option is exercisable in a defined period, and management views the payment of this amount as probable in April 1999. (See Item 1. for further information on the purchase of Performance Systems Group).


                          Year 2000 (Y2K)
Most computer systems were originally designed to utilize a two character field (or string of data) to reference any given year in the 20th century. If not corrected, many computer systems could fail or produce erroneous results. On January 1, 2000 computer systems may confuse "00" (meant to be 2000) as 1900.
A product defined as being Year-2000 compliant will not produce errors in date data related to the year change from December 31, 1999 to January 1, 2000.

State of Readiness
The Company's plans for preparing and testing its computer systems for Y2K compliance have been approved by its management, and the project is being funded in the normal course of the Company's operations. The Company expects to complete remediation of the Year 2000 issue for all Information Systems by June 1999, although no assurance can be given of the timely completion of this project. The Company estimates that the software remediation phase is more than 70 percent complete at November 2, 1998, and the remaining conversions are on schedule to be completed by spring of 1999.

The Company has identified 5 distinct areas for its Year 2000 compliance efforts which involves all areas of the its business:

Critical Business Computer Systems: These include computer systems and applications relating to operations such as financial reporting, human resources, sales, purchasing and new business development.

Suppliers: The Company is taking steps to determine the status of the Y2K compliance plans of its significant vendors. For instance, surveys have been sent to all significant vendors with whom the Company interacts, requesting that they report their respective level of Y2K compliance. The Company is currently monitoring the progress of those business-critical vendors who are still working towards achieving compliance.

End-User Computing: The Company's plans include Y2K compliance of desktop and laptop computers used throughout the Company and replace or repair all non-complaint computers and related software.

Application Development: The Company is addressing the compliance regarding all applications development for internal and external clients by modifying or replacing existing applications.

Technical Infrastructure: The Company has established a testing facility for testing system infrastructures, internal phone systems, local area networks, electronic data center, e-mail systems and web hosting. Components are tested in the lab following Y2K compliance certification with suppliers. This should be the last step in Y2K verification.

                         Y2K Programming Timing

                                   Plan Date   Present Status

Critical Business Computer Systems    2/99             70%

Suppliers                             2/99             50%

End-User Computing                    1/99             98%

Application Development               3/99             70%

Technical Infrastructure              6/99             15%
----------------------------------------------------------------
Y2K Costs
The Company estimates that it will spend about $400,000 during the next fiscal year for its Y2K compliance efforts. This estimate is also as of September 30, 1998, and excludes the time that may be spent by management and administrative staff in guiding and assisting the information technology effort described above. All Y2K related costs are expected to be funded through operating cash flows. The cost of the project is based on the Company's estimates.

Y2K risks: The most reasonably likely worst case scenario for the Company with respect to the Y2K problem is the failure of a third parties such as: energy, computer and component hardware, as well as other potential product or service suppliers failing to provide products and/or services. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations.
Such failures could materially and adversely affect the Company's result of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's result of operations, liquidity or financial condition. The Year 2000
Project is expected to reduce the Company's level of uncertainty about the Year 2000 problem, and in particular, about the Year
2000 compliance and readiness of its material third parties. The Company believes, but can not assure that with the completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Readers are cautioned that forward-looking statements contained in the Year 2000 update should be read in conjunction with the Company's disclosures under the heading: "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995".

Y2K Contingency Plan:
Currently, the Company does not anticipate the need for a contingency plan. If necessary, a decision to create and implement a contingency plan is expected to be made by summer 1999.


Outlook
The U.S. economy's continued control of inflationary factors and low interest rates, added to low unemployment argues for a relatively stable market. Most automotive industry forecasts show approximately
15,000,000 new automobile and truck sales in the United States in 1999. This market has been relatively consistent over the past few years. Over 90% of the Company's revenues are directly associated with the automotive industry. Based on most forecasters the auto industry is not running "out of steam". To date, the economic crises through out the world has not been as damaging to automotive sales as some had predicted.

In the Marketing Services sector, the alternatives represented by technology driven communication and customer contact, not readily available before, is providing 10-12% annual growth of these diversified services. If manufacturers continue to outsource, the Company has an opportunity to provide additional services to these manufacturers, advertisers, and other marketers representing growth opportunity for the Company. Manufacturers want solution providers such as Visual Services, that identify their customer base, create and execute strategic tactical marketing, distribute and fulfill and ultimately evaluate results to justify the expenditure. The Company is poised to participate in this shift to "New Marketing" and how the world goes about conducting business and accessing information.

The growth in marketing services and the accelerated integration of technology, particularly internet related, is a positive for the Company. Revenue and earnings are expected to grow for year-end September 30, 1999. The projected growth is attributable to the education/entertainment and technology related World Wide Web offerings that provide a variety of customer driven solutions, e.g. access to computer based information, program development, and personal web-based training.

The Company's Entertainment sector is benefiting from worldwide expansion and growth in theme parks. Specifically, projects for Oz Entertainment Company's Wonderful World of Oz and Universal
Studios should drive growth.

"CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995"
Certain statements in Management Discussion and Analysis of Financial Condition and Results of Operations and certain other sections of this Annual Report are forward-looking. These may be identified by the use of forward-looking words or phrases such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential," among others. These forward-looking statements are based on the Company's reasonable current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results or experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company include but are not limited to: (1) the complexity and uncertainty regarding the development of new products and services; (2) the loss of market share through competition; (3) the introduction of competing products or service technologies by other companies; (4) pricing pressures from competitors and/or customers; (5) the Company's inability to protect proprietary information and technology; (6) the Company's and its significant third parties inability to complete the implementation of its Year 2000 plans timely;
(7) the loss of key employees.

Item 7A. Quantitative and Qualitative Disclosures About Market
Risk.

     Not applicable.


Item 8. Financial Statements and Supplementary Data.

See Financial Statements attached.

Item 9. Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Steve Toth, Jr., age 74, became President and Chief Executive Officer of the Company in April 1997 and has been a Board member since March 1994. Toth serves as President of subsidiaries Visual Services, Inc., Vispac, Inc. and Advanced Animations, Inc.

Martin S. Suchik, age 53, is Executive Vice President of the Company responsible for the Entertainment sector, and was President of the Company from 1976 to 1997. Suchik formerly served as the President of the former subsidiary BKNT Retail Stores, Inc. and BKNT, Inc. Suchik is the nephew of Toth.

Thomas W. Marquis, age 55, became Treasurer and Chief Financial and Accounting Officer of the Company in April 1997, became Secretary of the Company in June 1998, and has been a Board member since March 1994. Marquis serves as Senior Vice President, Secretary and Treasurer of subsidiaries Visual Services, Inc., Vispac, Inc. and Advanced Animations, Inc.

Terry Sparks, age 44, was appointed a Board member in July 1997, and is General Manager of subsidiary Advanced Animations, Inc. He became an Executive Vice President of Visual Services, Inc. in 1991, and has been General Manager of Advanced Animations, Inc. since 1991.

Jerry L. Barton, age 61, is self-employed and has served as a Company director since 1985. From January 1994 to May 1995, Barton served as President of Parts Central, Inc., an automotive parts distribution and retail store company in Macon, Georgia. Barton is presently a member of the Board of Directors of Hillerich and Bradsby, the privately held maker of Louisville Slugger baseball bats and Power-Bilt golf clubs.

Dr. Kenneth L. Bernhardt, age 55, has served as a Company director since 1988. Bernhardt is a tenured Professor in the Department of Marketing at Georgia State University where he has taught for the last 25 years. Bernhardt has been on the faculty of the Harvard Business School and is a past President of the American Marketing Association.

Robert Sui, age 45, became a Company director in 1998. He is a Senior Vice President with Merrill Lynch, where he has served for the last 20 years.

In the last year, the Board held three meetings (two by telephone), which all directors attended except for one meeting by telephone for which Sui was absent. Toth, Marquis, and Sui comprise the Executive Committee; Sui, Barton, and Bernhardt comprise the Audit Committee, which reviewed the report of the Company's auditors about the results of last year's audit; Barton, Bernhardt, Suchik, and Marquis comprise the Compensation and Stock Option Committee. None of the Committees met last year.

Each non-executive officer director receives a $750 meeting fee, with no additional payment for membership on or meetings of any committees, except pursuant to the Independent Director Stock Option Plan (see stock ownership table). Except for Toth and Suchik, no officer or director is related to another by blood, marriage or adoption, not more remote than first cousin. In the last year, Forms 4 were filed by Suchik (5), and a Form 3 was filed by Sui, all on a timely basis. Barton failed to report August 1998 information on Form 4, which failure was rectified by his November 1998 Form 5. All directors are believed to have filed this year's annual Forms 5 on a timely basis.

See Item 12 for a description of the Toth/Suchik voting agreement. There are no other voting agreements other than those listed in Item 12.

Officers serve at the discretion of the Board of Directors.
All Directors are elected at each annual meeting.

Item 11.   Executive Compensation.

The compensation for the last three years paid the Company's executive officers were:

                           Annual Compensation
(a)              (b)         (c)         (d)        (e)
                                                   Other
Name                                               Annual
And                                                Compen-
Principal                                          sation
Position         Year      Salary($)    Bonus($)    ($)

Steve Toth Jr.
CEO              1998      624,000        0           950
                 1997      642,000        0             0
                 1996      638,000        0         1,800

Martin S. Suchik
Exec VP          1998      120,000        0             0
                 1997      165,000        0             0
                 1996      197,000        0             0

Thomas W. Marquis
Treasurer,       1998      150,000        0           885
Secretary        1997      150,000        0             0
                 1996       90,000        0         1,080


None of the executive officers have contractual compensation agreements. The "other" amounts listed are the Company's 401(k) contributions. None of the above officers received long term compensation payouts or awards covered by the table above.

At September 30, 1998, Suchik was fully vested in stock options for 40,000 and 32,020 shares under the 1986 Incentive and Non-
Qualified Plans, with respective exercise prices of $.55 and $.50 per share; these options expire January 15, 2001.

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


Item 12.   Security Ownership of Certain Beneficial Owners and
Management.

Voting rights are held by the owners of the Common Stock, of which each share is entitled to one vote on each matter coming before the shareholders. Only one class of Common Stock is authorized; none of the authorized Preferred Stock has been issued. On December 18, 1998, the Company had 32,940,665 shares of Common Stock (net of 7,954,355 treasury shares) outstanding. Such shares, and shares issuable under options exercisable within 60 days, were owned by:

Name and Address              Shares Owned          % Ownership
Steve Toth, Jr. (1)(2)        27,351,169               81.77%
2100 North Woodward West
Suite 201
Bloomfield Hills, Mich. 48304

Martin S. Suchik (2)             518,758                1.56%
1778 Ellsworth Industial Blvd.
Atlanta, Georgia  30318

Thomas W. Marquis (3)            520,431                1.56%
2100 North Woodward West
Suite 201
Bloomfield Hills, Mich. 48304

Terry Sparks                      88,213                 .26%
2100 North Woodward West
Suite 201
Bloomfield Hills, Mich. 48304

Jerry L. Barton (4)                5,500                 .02%
1660 Brandon Hall Drive
Dunwoody, Georgia 30350

Dr. Kenneth L. Bernhardt (4)      23,500                 .07%
Georgia State University
University Plaza
Atlanta, Georgia 30303

Robert F. Sui (4)                 1,500                  .00%
1577 North Woodward Avenue
Bloomfield Hills, Michigan 48304

All directors and officers    28,509,071                85.24%
as a group (7 persons) (1-4)

(1) Toth owns 1,000 shares, and is trustee of trusts benefiting him that own 1,775,850 and 11,826,323 shares. Toth's spouse is the trustee of trusts benefiting Toth's daughter that owns 6,138,298, 2,297,266 and 3,476,635 shares, and of another trust benefiting her that owns 1,010,797 shares. Toth disclaims beneficial interest in the shares held by trusts benefiting his daughter and spouse, but such shares are included with his holdings. CLT a real estate and investment partnership, a Michigan partnership affiliated with Toth ("CLT"), holds 400,000 shares, and may purchase 425,000 shares pursuant to an exercisable option (at $.15625 per share) expiring on May 5, 2000.

(2) Suchik owns 435,625 shares, while his IRA owns another 11,113 shares. Trusts for Suchik's three adult children own 100,626, 111,187 and 111,187 shares. Suchik disclaims beneficial interest in such shares, which are held by an independent trustee, and therefore are not included with his holdings. Suchik is fully vested in two options for 40,000 and 32,020 shares under the 1986 Incentive and Non-Qualified Plans exercisable at $.55 and $.50 per share, respectively; these options expire on January 15, 2001.

On January 18, 1994, Toth, one of his trusts, CLT and Suchik entered into a Voting Agreement that also governs shares owned by his other trusts but not the trusts benefiting Toth's daughter and spouse. Suchik agreed to vote for Toth's nominees for seats on the Board of Directors, and Toth, the Toth trust and CLT agreed to vote for the directors nominated by the Board. The Voting Agreement expires on the earlier of January
18, 2004, when Toth, or any affiliate thereof, no longer holds at least 100,000 shares, or when Suchik ceases to hold at least 100,000 shares. Although Toth is bound by the Voting Agreement, its effectiveness is negligible because he personally controls a majority of outstanding shares. Accordingly, the Suchik-affiliated shares are not included with Toth's holdings, or vice versa.

(3)     Marquis is trustee of a trust benefiting him that owns
257,567 shares. His spouse is trustee of a trust benefiting her that owns 252,864 shares. Marquis disclaims beneficial ownership of his spouse's shares.

(4) Barton owns 1,000 shares and Bernhardt 19,500 shares, of which 5,000 are held in his Keogh plan, 1,000 in his IRA plan, and 3,500 jointly with his spouse. Under the Independent Director Stock Option Plan, Barton and Bernhardt were granted new 10,000 share options on August 1, 1997 exercisable for $3.125 per share. Sui's appointment as a director was confirmed by the shareholders on April 8, 1998 at which time he received a 10,000 share option exercisable for $6.375 per share. Such options vest at the rate of 500 shares for each Board meeting attended and 1,000 shares annually; Barton, Bernhardt, and Sui are vested in 4,500, 4,000, and 1,500 shares respectively.

Item 13.    Certain Relationships and Related Transactions.

Steve Toth, Jr. (Toth), President of the Company, directly and indirectly owns 81.77% of the Company.

Loans to and from Toth Family. At September 30, 1998 and 1997 respectively, the Company had advanced Toth $566,000 and $489,000, which amounts are non-interest bearing and unsecured. The Company also held an unsecured 7% note receivable of $171,000 from Toth's daughter, a Company employee and beneficiary of trusts owning 35.61% of the Company (included with Toth's holdings). Offsetting those amounts, the Company had an 8.5% note payable of $2,181,000 to Toth at September 30, 1997.
During the year ended September 30, 1998 this note was subordinated (See "Declared Distributions to Stockholders" below) and bears a rate of interest of 7% and matures on December 31, 2002. In fiscal year 1997, the Company repaid an unsecured 8% note payable of $357,000 to Toth's spouse, beneficiary of a trust owning 3.02% of the Company (included with Toth's holdings).

Marquis Advance.  At September 30, 1998, the Company had advanced
$65,000 to Thomas Marquis, Chief Financial Officer, Secretary, and Treasurer of the Company which amount is non-interest bearing and unsecured. Offsetting this amount is a subordinated note payable to Marquis. (See "Declared Distributions to Stockholders" below.)

Toth's Financing of Retail Sector. In November 1993, the Company, then consisting only of the Retail sector, was discharged from court supervision after its successful Chapter 11 reorganization. Toth had provided the Retail sector's interim reorganization financing, refinanced its former bank line of credit, and sponsored its post-reorganization financing. This sponsorship included his personal guarantee of a line of credit. At September 30, 1997, $850,000 of cash had been drawn and $478,000 of stand-by letters of credit was issued. During the year ended September 30, 1998 the $850,000 was paid off and all stand-by letters of credit were cancelled.

CLT Stock Option. The 1993 reorganization plan of the Retail sector provided that, for the financing discussed above, Toth be issued stock options for 650,000, 125,000 and 825,000 shares. Toth has exercised the first two options and assigned the 825,000 share option to CLT, which exercised 400,000 of those options in 1995. The Company does not expect the remaining 425,000 shares to be exercised, at $.15625 per share, until shortly before the option's May 2000 expiration.

The Retail sector was sold to Martin S. Suchik and certain other affiliated entities in exchange for a surrender to the Company of 143,750 shares valued at the time at $736,000. The Board of Directors of the Company determined the purchase price was fair in light of the continuing losses suffered by the retail sector.

Declared Distributions to Stockholders. Prior to their acquisition by the Company in February, July and September 1997, the income of each subsidiary (Advanced Animations, Inc., Vispac, Inc. and Visual Services, Inc.) was taxed to their respective stockholders and members. A portion of such income was distributed to pay such taxes. At September 30, 1997, the Company had declared, and owed, distributions of $20,659,000 to such stockholders and members. Such distributions relate not only to income earned by such subsidiaries from October 1, 1996 until their acquisition by the Company, but also include income previously retained by such subsidiaries as necessary working capital. $9,313,000 of the $20,659,00 was converted into a subordinated note payable from the Company to these former Stockholders. $7,553,000 and $53,000 of this subordinated note belongs to Toth and Marquis, respectively.

Lease of Real Estate. Toth directly and indirectly owns the entire interest in a partnership that owns the building in which Vispac, Inc. is based. The lease for $551,000 per year expires in November 2001 and is renewable for 58 months thereafter. The rental charges do not exceed those ordinarily and customarily paid in the community.

Contingent liability for discontinued operations
VSI Holdings, Inc. is the guarantor of several store leases being used by the BKNT Retail Stores, Inc. At September 30, 1998 the lease obligations amounted to $2,879,000. This amount will reduce by $1,166,000 in the year ended September 30, 1999; $858,000 in the fiscal year ended 2000; $545,000 in the fiscal year ended 2001; $281,000 in the fiscal year ended 2002; and $29,000 in the fiscal year ended 2003. This contingent liability is partially offset by the pledging of 216,250 of the Company shares by Martin Suchik.

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

3.   Exhibits:   *  signifies exhibit incorporated herein by
                    reference
                 +  signifies exhibit filed herewith

* 3.1 Articles of Incorporation of the Registrant dated April 21, 1997, together with Articles of Merger of Registrant and The Banker's Note, Inc. dated April 21, 1997, filed as Exhibit.3.1 to form 10-K for fiscal year ended September 30,1997.

* 3.2 By-Laws of the Registrant, amended and effective on September 12, 1997, filed as Exhibit.3.2 to form 10-K for fiscal year ended September 30,1997.

* 4.1 VSI Holdings, Inc. 1997 Incentive Stock Option Plan as approved at the Annual Shareholders' Meeting held on April 21, 1997, filed as Exhibit.4.1 to form 10-K for fiscal year ended
September 30,1997.

*    4.2  VSI Holdings, Inc. 1997 Non-Qualified Stock Option
Plan as approved at the Annual Shareholders' Meeting held on April 21, 1997, filed as Exhibit.4.2 to form 10-K for fiscal year ended September 30, 1997.

*    4.3  The Banker's Note, Inc. Independent Director Stock
Option Plan as approved at the Annual Shareholders' Meeting held on June 23, 1989, filed as Exhibit.4.3 to form 10-K for fiscal year ended September 30, 1997.

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

+    4.6 VSI HOLDINGS, INC.RESTRICTED STOCK PLAN December 1,
1997 as approved at the annual shareholders meeting held on April 8, 1998.

+    4.7 VSI HOLDINGS, INC.EMPLOYEE STOCK PURCHASE PLAN October
7, 1997 as approved at the annual shareholders meeting held on April 8, 1998.

+    4.8 ADVANCED ANIMATIONS, INC. AGREEMENT AND PLAN OF MERGER
dated February 7, 1997

+    4.9 VISPAC, INC. AGREEMENT AND PLAN OF MERGER dated June 13, 1997

+    4.10 VISUAL SERVICES, INC. AGREEMENT AND PLAN OF MERGER
dated September 24, 1997

* 9.1 Voting Agreement dated as of January 18, 1994, by and among Martin S. Suchik, Steve Toth, Jr., the Steve Toth, Jr.
Trust, and CLT, filed as Exhibit 9.1 to form 10-K for fiscal year ended September 30, 1997.

* 10.4 Stock Option Agreement dated as of May 6, 1993 between the Registrant, Steve Toth, Jr., and CLT, filed as Exhibit 10.4 to form 10-K for fiscal year ended September 30, 1997.

*   10.5  First Amendment to Stock Option Agreement dated as of
December 30, 1993 between the Registrant, Steve Toth, Jr., the
Steve Toth, Jr. Trust, and CLT, filed as Exhibit 10.5 to form
10-K for fiscal year ended September 30, 1997.

+     21.1     List of Subsidiaries of the Registrant.

+     23.1     Consent of Plante & Moran LLP, Independent Auditors.

(b)  Reports on Form 8-K: None

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

                                         Date: January 7, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steve Toth, Jr.           Director, President and
    January 7, 1999           Chief Executive Officer
Steve Toth, Jr.

/s/ Martin S. Suchik          Director and Executive
     January 7, 1999
Martin S. Suchik              Vice President

/s/ Thomas W. Marquis         Director, Treasurer,  Secretary
 January 7, 1999
Thomas W. Marquis             Chief Accounting Officer,
                              and Principal Financial Officer

/s/ Terry Sparks              Director
     January 7, 1999
Terry Sparks




VSI Holdings, Inc. and Subsidiaries

Consolidated Financial Report
September 30, 1998

Contents



Report Letter                                                                 1

Consolidated Financial Statements

	Balance Sheet                                                         2
	Statement of Income                                                 3-4
	Statement of Changes in Stockholders' Equity                          5
	Statement of Cash Flows                                               6
	Notes to Consolidated Financial Statements                         7-25



Independent Auditor's Report
To the Board of Directors and Stockholders
VSI Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of VSI Holdings, Inc. and subsidiaries as of September 30, 1998 and 1997 and the related consolidated statements of income, changes in stockholders' equity and cash flows for each year in the three-year period ended September 30, 1998.
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VSI Holdings, Inc. and subsidiaries at September 30, 1998 and 1997 and the consolidated results of their operations and their cash flows for each year in the three-year period ended September 30, 1998, in conformity with generally accepted accounting principles.

Plante & Moran, LLP

Ann Arbor, Michigan
December 7, 1998



                        Consolidated Balance Sheet
                                          							     September 30
                                          							   1998         1997
Assets

Current Assets
	Cash                                             $463,000      $235,000
	Cash in escrow (Note 2)                         1,797,000     1,206,000
	Trade accounts receivable:
		Billed                                        36,081,000    29,706,000
		Unbilled                                      13,485,000     6,987,000
	Current portion of notes receivable and
	advances (Note 3):
		Related party                                    319,000     9,889,000
		Other                                            800,000       103,000
	Inventory (Note 2)                                409,000     2,606,000
	Accumulated costs of uncompleted program        3,220,000     2,665,000
	Deferred tax asset (Note 8)                     1,336,000     1,185,000
	Other current assets                            1,158,000     3,570,000

			Total current assets                         59,068,000    58,152,000

Long-term Portion of Notes Receivable -
  Related parties (Note 3)                         804,000       581,000

Property, Plant and Equipment (Note 4)          24,182,000    16,766,000

Deferred Tax Asset (Note 8)                        194,000       589,000

Goodwill (Note 2)                                4,286,000          -

Investments (Note 2)                             1,021,000       981,000

			Total assets                                $89,555,000   $77,069,000

Liabilities and Stockholders' Equity

Current Liabilities
  Current portion of long-term debt (Note 6)      $461,000       $156,000
	 Trade accounts payable                        11,926,000     10,704,000
 	Notes payable to related parties (Note 5)           -           107,000
	 Notes payable to bank (Note 5)                25,139,000     23,493,000
	 Accrued liabilities                            3,817,000      2,728,000
	 Federal income tax payable                     4,562,000           -
 	Declared distributions to stockholders              -        20,659,000
	 Advances from customers for uncompleted
	  projects                                      4,042,000      2,274,000

			Total current liabilities                    49,947,000    60,121,000

Notes Payable - Related parties (Note 5)        11,494,000     2,181,000

Long-term Debt - Net of current portion (Note 6) 6,012,000     3,100,000

Redeemable Common Stock (Note 1)                 1,960,000          -

Stockholders' Equity (Notes 1 and 12)

	Preferred stock - $1.00 par value per share,
	 2,000,000 shares authorized, no shares issued
	Common stock - $.01 par value per share,          407,000       404,000
	 60,000,000 shares authorized, 40,741,000
	 shares issued in 1998 and 40,371,000 in 1997
	Additional paid-in capital                      8,208,000     7,917,000
	Retained earnings                              15,218,000     6,253,000
	Treasury stock, at cost - 7,888,000 shares     (3,643,000)   (2,907,000)
	 in 1998, 7,744,000 shares in 1997
	Stock subscription receivable                     (25,000)         -
	Foreign currency translation adjustments          (23,000)         -

			Total stockholders' equity                   20,142,000    11,667,000

			Total liabilities and                       $89,555,000   $77,069,000
			stockholders' equity

See Notes to Consolidated Financial Statements


                  Consolidated Statement of Income

                                   					      Year Ended September 30
                                  					1998            1997            1996

Revenue                           $163,426,000    $130,526,000    $128,213,000

Expenses
	Cost of revenue                    72,129,000      56,101,000      55,971,000
	Operating expenses                 74,810,000      62,687,000      62,231,000

		Total expenses                   146,939,000     118,788,000     118,202,000

Operating Income                    16,487,000      11,738,000      10,011,000

Other Income (Expenses)
	Equity in losses of
	unconsolidated investee
	(Note 2)                                -         (1,465,000)       (335,000)
	Gain (loss) on sale of
	property, plant and equipment           -            (26,000)        158,000
	Interest and other income            (69,000)        964,000         729,000
	 (expense)
	Interest expense                  (2,320,000)     (1,089,000)     (1,422,000)

		Total other expenses             (2,389,000)     (1,616,000)       (870,000)

Income - Before income taxes       14,098,000      10,122,000       9,141,000

Provision for Income Taxes (Note 8) 4,887,000         464,000            -

Income - From continuing operations 9,211,000       9,658,000       9,141,000

Discontinued Operations (Note 15)
	Loss from discontinued
	 operations - Net of
	 income tax benefit of
	 $220,000, $223,000 and
	 $1,230,000 in 1998, 1997
	 and 1996, respectively           (428,000)       (516,000)     (2,306,000)
	Gain on disposal of subsidiary
	 - Net of income tax of
	   $140,000                        271,000            -               -

		Total discontinued
		 operations                      (157,000)       (516,000)     (2,306,000)

Net Income                       $9,054,000      $9,142,000     $ 6,835,000

Earnings Per Share
  Basic:
    Income from continuing operations$     0.28      $   -          $    -
    Loss from discontinued operations     (0.01)         -               -
    Gain on disposal of subsidiary         0.01          -               -

Net Income                           $     0.28      $   -          $    -

  Fully diluted:
    Income from continuing operations$     0.27      $   -          $    -
    Loss from discontinued operations     (0.01)         -               -
    Gain on disposal of subsidiary         0.01          -               -

Net Income                           $     0.27      $   -          $    -

Pro Forma Information (Note 2)
  Income - before income taxes      $      -        $10,122,000    $ 9,141,000
  Pro forma income taxes                   -          3,493,000      3,108,000
  Pro forma income from continuing
   operations                              -          6,629,000      6,033,000
  Loss from discontinued operations
   - net of tax                            -           (516,000)    (2,306,000)

Pro Forma Net Income                $      -         $6,113,000    $ 3,727,000

Pro Forma Basic Earnings Per Share
  Income from continuing operations $      -         $     0.20    $      0.18
  Loss from discontinued operations        -              (0.01)         (0.07)

Net Income                          $      -         $     0.19    $      0.11

Pro Forma Fully Diluted Earnings Per Share
  Income from continuing operations $      -         $     0.19    $      0.18
  Loss from discontinued operations        -              (0.01)         (0.07)

Net Income                          $      -         $     0.18    $      0.11

Weighted Average Shares Outstanding
  Basic                              32,851,000       32,784,000    32,767,000
  Effect of stock options               682,000          490,000       387,000

  Fully Diluted                      33,533,000       33,274,000    33,154,000

See Notes to Consolidated Financial Statements.


           Consolidated Statement of Changes in Stockholders' Equity
				                              Common Stock      Additional
          						                                       Paid-in      Retained
				                              Shares      Amount   Capital      Earnings

Balance - October 1, 1995      40,577,000   $406,000  $7,884,000   $20,629,000

Net Income                           -          -           -        6,835,000
Redemption of stock               (94,000)    (1,000)    (22,000)      (91,000)
Distributions to stockholders        -          -           -       (4,661,000)

Balance-September 30, 1996     40,483,000    405,000   7,862,000    22,712,000

Net Income                           -          -           -        9,142,000
Exercise of stock options         156,000      2,000      86,000          -
Distributions to stockholders        -          -         (1,000)  (25,225,000)
Redemption of stock              (283,000)    (3,000)    (45,000)     (376,000)
Issuance of stock                  15,000       -         15,000          -

Balance - September 30, 1997   40,371,000    404,000   7,917,000     6,253,000

Net Income                           -          -           -        9,054,000
Exercise of stock options          64,000       -         45,000          -
Issuance of stock options (Note 12)  -          -         83,000          -
Acquisition of stock for treasury    -          -           -             -
Distributions to stockholders        -          -           -          (89,000)
Foreign currency translation
 adjustments                         -          -           -             -
Stock issued in acquisition-
 (Note 1)                         280,000      3,000        -             -
Issuance of stock                  26,000       -       163,000           -

Balance - September 30, 1998   40,741,000   $407,000 $8,208,000    $15,218,000

							Foreign
                                           Stock        Currency    Total
                               Tresury     Subscription Translation Stockholders
                               Stock       Receivable   Adjustments Equity
Balance - October 1, 1995     (2,907,000)  $(25,000)  $    -       $25,987,000

Net Income                           -          -           -        6,835,000
Redemption of stock                  -        25,000        -          (89,000)
Distributions to stockholders        -          -           -       (4,661,000)

Balance-September 30, 1996     (2,907,000)      -           -       28,072,000

Net Income                           -          -           -        9,142,000
Exercise of stock options            -          -           -           88,000
Distributions to stockholders        -          -           -      (25,226,000)
Redemption of stock                  -          -           -         (424,000)
Issuance of stock                    -          -           -           15,000

Balance - September 30, 1997   (2,907,000)      -           -       11,667,000

Net Income                           -          -           -        9,054,000
Exercise of stock options            -          -           -           45,000
Issuance of stock options (Note 12)  -          -           -           83,000
Acquisition of stock for treasury(736,000)      -           -         (736,000)
Distributions to stockholders        -          -           -          (89,000)
Foreign currency translation
 adjustments                         -          -       (23,000)       (23,000)
Stock issued in acquisition-
 (Note 1)                            -          -           -            3,000
Issuance of stock                    -       (25,000)       -          138,000

Balance - September 30, 1998  $(3,643,000)  $(25,000)$  (23,000)  $(20,142,000)


                                        Consolidated Statement of Cash Flows
                                  					       Year Ended September 30
                                   					     1998          1997         1996

Cash Flows from Operating Activities
  Net income                          $  9,054,000  $  9,142,000  $  6,835,000
  Adjustments to reconcile net income
  to net cash from operating activities:
   Depreciation and amortization         4,865,000     3,513,000     3,216,000
    Equity in losses of unconsolidated
     investee                              295,000     1,465,000       335,000
    Noncash proceeds from sale of
     subsidiary                           (736,000)         -             -
    Deferred income taxes                  244,000       241,000    (1,230,000)
    (Gain)loss on sale of property,
     plant and equipment                    32,000        19,000      (158,000)
    Issuance of stock options               83,000          -             -
   Write-off of leasehold improvements        -          405,000       312,000
   Bad debt expense                           -          151,000       100,000
   (Increase) decrease in assets:
     Trade accounts receivable         (12,881,000)   (2,847,000)      891,000
     Inventory                             381,000     1,238,000     2,417,000
     Accumulated costs of uncompleted
      programs                            (555,000)    1,198,000     1,756,000
     Other current assets                2,361,000    (2,462,000)      408,000
   Increase (decrease) in liabilities:
     Trade accounts payable              2,000,000      (272,000)   (3,551,000)
     Accrued liabilities                 1,607,000      (992,000)    1,498,000
     Federal income tax payable          4,562,000          -             -
     Advances from customers for
      uncompleted projects               1,177,000      (401,000)      810,000

	Net cash provided by operating
	 activities                      12,489,000    10,398,000    13,639,000

Cash Flows from Investing Activities
  Additions to property, plant and
   equipment                           (13,506,000)   (8,373,000)   (4,395,000)
  Proceeds from sale of property,
   plant and equipment                       2,000          -          152,000
  Additions to notes receivable
   and advances                         (1,138,000)  (10,784,000)   (7,676,000)
  Payments on notes receivable
   and advances                          9,708,000     5,416,000     3,951,000
  Investments in affiliates             (2,925,000)   (1,139,000)         -
  Increase in cash surrender value
   of insurance policies                      -             -          (49,000)
  Cash sold in sale of subsidiary         (307,000)         -             -
  Proceeds from surrender of
   insurance policies                         -          661,000          -
  Proceeds from store lease
   construction allowances                    -             -          121,000

      Net cash used in investing
	      activities                       (8,166,000)  (14,219,000)   (7,896,000)

Cash Flows from Financing Activities
  Principal payments on long-term debt    (164,000)     (104,000)     (100,000)
  Proceeds from long-term debt           3,580,000     2,508,000          -
  Principal payments on related
   party debt                                 -         (383,000)         -
  Proceeds from related party debt      11,055,000     2,181,000        26,000
  Net borrowings (payments) on
   notes payable                         1,994,000     7,129,000    (2,830,000)
  Proceeds from issuance of stock          211,000         7,000          -
  Distributions to stockholders        (20,748,000)   (7,209,000)   (2,656,000)
  Payment for redemption of stock             -         (424,000)      (89,000)

      Net cash provided by (used in)
       financing activities             (4,072,000)    3,705,000    (5,649,000)

Effect of Exchange Rate Changes on Cash    (23,000)         -             -

Net Increase (Decrease) in Cash            228,000      (116,000)       94,000

Cash - Beginning of year                   235,000       351,000       257,000

Cash - End of year                    $    463,000   $   235,000   $   351,000

See Notes to Consolidated Financial Statements.


Notes to Consolidated Financial Statements
September 30, 1998 and 1997

Note 1- Organization of the Company and Basis of Presentation

	The accompanying consolidated financial statements include the accounts of VSI Holdings, Inc. (the "Company") and its wholly owned subsidiaries, consisting of Advanced Animations, Inc., Vispac, Inc., Visual Services, Inc., BKNT Retail Stores, Inc., J.D. Dash, Inc., BKNT, Inc. and PSG International, Inc. Intercompany balances and transactions have been eliminated in consolidation.

	Advanced Animations, Inc. designs and manufactures product simulators and animatronic displays. Customers are worldwide, primarily from the entertainment industry.

	Vispac, Inc. provides administrative and promotional services, warehousing and packaging operations and call center operations predominantly for North American automobile manufacturers.

	Visual Services, Inc. is a broad-based provider of educational curriculums and product training, interactive technology-based Distance Learning Systems, product launches, web site development, direct response and site-based marketing, change process and cultural change consulting. Customers are primarily North American automobile manufacturers.

	PSG International, Inc. provides curriculum development and product training to automobile manufacturers throughout Canada, Australia, New Zealand and Taiwan. PSG International, Inc. was formed during the year ended September 30, 1998 when the Company completed the purchase of the assets of an unrelated company. The assets purchased consisted of furniture and equipment with an approximate fair value of $60,000.
	No liabilities were assumed as part of the purchase. The total purchase price was $4,543,625. The Company issued 280,000 shares of common stock valued at $7.00 per share, with the balance of $2,583,625 paid in cash.

	As part of the PSG International, Inc. purchase agreement, the shares issued to the seller are subject to a "put option" in which the seller has the option to sell the shares back to the Company in April 1999 for $2,100,000 ($7.50 per share). The difference between the value at the date of purchase and the "put option" amount is being accrued as an interest cost over the appropriate period. The redeemable stock is separately reported on the Company's balance sheet.

	In addition, the Company has agreed to pay the seller a performance bonus of up to $1,000,000 if certain performance goals are met. As part of the performance goals, the portion of the business acquired is required to produce average annual pretax income from the period April
 1, 1997 to March 31, 2000 of $900,000. To the extent the target average annual pretax income is not met, the bonus is reduced by a factor of six times the shortfall.

	BKNT Retail Stores, Inc. operated women's apparel specialty stores throughout the southeastern United States. On September 30, 1998, the Company completed the sale of its wholly owned subsidiaries, BKNT Retail Stores, Inc., J.D. Dash, Inc. and BKNT, Inc. The consolidated statement of income for the years ended September 30, 1997 and 1996 has been adjusted to reflect the discontinued operations (see Note 15).

	The current organizational structure was established during the year ended September 30, 1997, when the Company effected mergers with three
	affiliated companies by exchanges of stock for stock held by affiliated stockholders. Prior to the mergers, the Company and the affiliated companies were all controlled by Mr. Steve Toth, Jr. and his family. These transactions were treated as a merger of affiliated entities under common control, accounted for at historical cost and have been applied retroactively. The merger transactions are summarized as follows:

	-On February 1, 1997, the Company acquired all outstanding shares of Advanced Animations, Inc. in exchange for 7,563,077 shares of the Company's common stock. Visual Services, Inc. was the majority stockholder of Advanced Animations, Inc.

	-On March 1, 1997, the women's retail apparel operations of the Company were transferred into BKNT Retail Stores, Inc.

	-On July 1, 1997, the Company, renamed VSI Holdings, Inc., acquired all outstanding shares of Vispac, Inc. in exchange for 6,200,000 shares of the Company's common stock.

	-On September 30, 1997, VSI Holdings, Inc. exchanged 20,938,198 shares of its common stock for the outstanding shares of Visual Services, Inc.; the 6,652,483 shares of VSI Holdings, Inc. stock acquired by Visual Services, Inc. in the Advanced Animations, Inc. merger were returned to treasury stock.

Note 2 - Significant Accounting Policies

	Revenue Recognition - Visual Services, Inc., Vispac, Inc. and PSG International, Inc. recognize revenue over the period of the contract as individually identifiable phases of contracts are completed. Amounts recognized are accumulated in unbilled accounts receivable until billed in accordance with contract terms.

	Advanced Animations, Inc. records revenue on display contracts of varying duration on the basis of the Company's estimates of the percentage of completion of individual contracts. A percentage of the contract price, determined by the ratio of incurred costs to total estimated costs, is included in revenue and the incurred costs are charged against this revenue. Revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts that require the revision become known. Billings are made in accordance with contract terms. At the time a loss on a contract becomes known, the entire amount of the estimated loss is accrued.

	Cash in Escrow - Certain amounts received from clients in advance are restricted and held in escrow until costs related to a specific job are incurred by the Company.

	Inventory - Inventory, which consists of various raw materials and supplies, is recorded at the lower of cost, determined on the specific unit basis, or market. The components of inventory are as follows:

                             					 1998                   1997

	Raw materials           $       409,000         $       439,000
	Finished goods                     -                  2,167,000

	Total inventory         $       409,000         $     2,606,000

	Accumulated Costs of Uncompleted Programs - Accumulated costs of uncompleted programs consist of costs accumulated on various service-related contracts of Visual Services, Inc. The accumulated costs are included as a current asset, as they consist of ongoing job costs, which will be recorded as cost of revenue against the appropriate revenue recognized within the next fiscal year.

	Property, Plant and Equipment - Property, plant and equipment are recorded at cost. Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of the assets. Amortization of leasehold improvements is computed on the straight-line method over the estimated useful lives of the assets or the lease term.
 Costs of maintenance and repairs are charged to expense when incurred. Production costs, representing the direct materials, labor, overhead costs and interest associated with self-constructed assets, are capitalized during construction. Once completed and placed in service, the assets are depreciated over the appropriate depreciable lives.

	Goodwill - Goodwill represents the excess cost of PSG International, Inc. over the fair value of its net assets at the date of acquisition. The amount is being amortized on a straight-line basis over a 15-year period. Amortization expense amounted to $199,000 for the year ended September 30, 1998.

	Income Taxes - Deferred tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using currently enacted income tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the year in deferred tax assets and liabilities.

	Prior to the 1997 mergers, Visual Services, Inc. and Vispac, Inc. were
	S Corporations and Advanced Animations, Inc. was a limited liability company. All income prior to the mergers was taxed to their stockholders and members. Accordingly, no provision for income taxes has been made for these subsidiaries through the date of the mergers. As of the date of the mergers, these subsidiaries elected C Corporation status and are included in the consolidated tax return of VSI Holdings, Inc. At September 30, 1997, the subsidiaries declared distributions of previously taxed undistributed income totaling $25,360,000 to the stockholders of these entities.

	Pro forma income taxes for 1997 and 1996 include historical income tax expense plus a provision for income taxes at 34 percent of the income before income taxes of the subsidiaries not subject to tax prior to the date of the mergers.

	Retirement Plan - The Company has a voluntary retirement savings plan designed in accordance with Section 401(k) of the Internal Revenue Code that covers all eligible employees. Employer contributions are discretionary and determined annually by management. Employer contributions amounted to $212,000 and $369,000 for the years ended September 30, 1998 and 1996, respectively. There was no contribution made for the year ended September 30, 1997.

	Investments - During the year ended September 30, 1998, the Company acquired a less than 10 percent interest in an investment
	partnership. This investment has been accounted for under the cost method. Accordingly, dividends, if any, received from the investment are included in other income. The investment amounted to $400,000 at September 30, 1998. In October 1998, an additional $1,800,000 was invested in the partnership.

	Equity Investments - During 1997 and 1996, the Company held an 11 percent interest in VSI Consulting, L.L.C. (VSIC LLC). The majority stockholder of the Company, through indirect ownership, held the remaining interest in VSIC LLC. The investment in VSIC LLC was accounted for under the equity method of accounting due to the Company's ability to exercise significant influence over its operating and financial activities. The Company recorded losses of $1,181,000 and $335,000 for the years ended September 30, 1997 and 1996, respectively. During 1997, VSIC LLC was dissolved.

	The Company also holds a 33 percent interest in Corporate Eagle Six, L.L.C. The investment has been accounted for under the equity method of accounting. The Company has recorded losses of $295,000 and $284,000 for the years ended September 30, 1998 and 1997, respectively, which have been netted against the investment. The investment amounted to $614,000 and $909,000 at September 30, 1998 and 1997, respectively.

	Stockholders' Equity - During the year ended September 30, 1997, the Company increased the authorized number of shares from 20,000,000. In addition, the shares outstanding information has been restated to reflect the mergers.

	Earnings per Share - Earnings per share and pro forma earnings per share are computed using the weighted average number of shares outstanding. The pro forma amounts for the years ended September 30, 1997 and 1996 have been calculated as if the subsidiaries had been consolidated for all years presented.

	During the year ended September 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share, which established standards for computing and presenting earnings per share. The pro forma earnings per share amounts for the years ended September 30, 1997 and 1996 have been restated.

	Stock Options - The Company has several stock option plans
	(see Note 12). Options granted to nonemployees are accounted for at fair value. Options granted to employees and directors are accounted for using the intrinsic value method, under which compensation expense is recorded at the amount by which the market price of the underlying stock at the grant date exceeds the exercise price of an option. Under the Company's plans, the exercise price on all options granted equals or exceeds the fair value of the stock at the grant date. Accordingly, no compensation cost is recorded as a result of stock option awards to employees under the plans.

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

Note 3 -Notes Receivable and Advances

	Notes receivable and advances consist of the following:
                                           							   1998          1997
	Note receivable from a partnership controlled
	by the controlling stockholder of the Company,
	unsecured, bearing interest at 7 percent.
	Included in other current assets at September
	30, 1997 is accrued interest of $1,256,000
	relating to this note                          $     -      $  9,628,000

	Note receivable from an unrelated entity,
	collateralized by all assets of the Company,
	bearing interest at 9 percent and due on demand    800,000          -

	Note receivable from a stockholder, unsecured,
	bearing interest at 7 percent and due on demand    171,000       171,000

	Advances, noninterest-bearing, unsecured, due on demand:

		Officers                                          631,000       489,000
		Employees                                         298,000       182,000

	Other                                               23,000       103,000

		Total                                           1,923,000    10,573,000

		Less current portion                            1,119,000     9,992,000

		Long-term portion                             $   804,000   $   581,000

Note 4 - Property, Plant and Equipment

	Property, plant and equipment consist of the following:
                                                    					    Depreciable
                                    			 1998       1997      Life - Years

	Land and land improvements        $ 1,286,000 $ 1,088,000        -
	Building                            8,193,000   5,712,000      18-39 yrs
	Furniture, fixtures and equipment  32,995,000  26,380,000       5-10 yrs
	Leasehold improvements              3,695,000   4,845,000      18-39 yrs
	Production costs                    1,100,000   1,564,000        -
	Vehicles                            2,082,000     305,000        5 yrs

		Total                             49,351,000  39,894,000

	Less accumulated depreciation
	 and amortization                  25,169,000  23,128,000

		Net carrying amount              $24,182,000 $16,766,000

Depreciation expense amounted to $4,666,000, $3,513,000 and $3,216,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

Note 5 - Notes Payable

	The Company has several lines of credit. They are as follows:

                                            							1998            1997

	Bank line of credit permitting borrowings
	up to $27,000,000 at the bank's prime rate
	(8.5 percent at September 30, 1998).
	Borrowings equal to or greater than $500,000
	can be made for fixed periods of time at a
	fixed rate equal to LIBOR plus 1.50 percent
	(LIBOR at September 30, 1998 was 5.62 percent).
	Collateralized by all assets of the Company.
	standby letters of credit of $2,100,000 further
	reduce available borrowings on the line at
	September 30, 1998                            $ 18,334,000  $ 14,390,000

	Bank line of credit permitting borrowings up
	to $3,000,000 at the bank's prime rate (8.5
	percent at September 30, 1998). Collateralized
	by all assets of the Company                     2,365,000          -

	Bank line of credit permitting borrowings up
	to $2,000,000 at the bank's prime rate.
	Guaranteed by Mr. Toth.   During 1998, the
 line of credit was terminated                         -          850,000

	Checks written but not yet presented to the
	bank.  Upon presentation to the bank,
	additional borrowings will be made on the line
	of credit.  The Company policy is to reflect
	these checks as additional amounts payable to
	the bank                                         4,440,000     8,253,000

		   Total notes payable to bank               $ 25,139,000  $ 23,493,000


	The loan agreements contain certain covenants that require that, among other things, the Company maintain certain levels of net worth and working capital and that the ratio of total liabilities to net worth, debt service ratio and current ratio do not exceed certain amounts.

	Notes payable to related parties consist of the following:

                                             							1998            1997

	Note payable to Mr. Toth. The note is unsecured,
	bears interest at prime (8.50 percent at
	September 30, 1997) and is due on demand.
	During 1998, this note was converted to
	subordinated debt                           $         -     $  2,181,000

	Note payable to a limited partnership
	controlled by Mr. Toth. The note is unsecured
	bears interestat 8.25 percent.  Upon the sale
	of BKNT Retail Stores, Inc., the note was
	assumed by the purchaser  (Note 15)                   -          107,000

	Subordinated notes payable to stockholders
	of VSI Holdings, Inc.  These notes are
	unsecured, bear interest at 7 percent and
	are due December 31, 2002.  The notes are
	subordinated to all bank debt                 11,494,000            -

		Total notes payable to related
		parties                                      11,494,000       2,288,000
		Less current portion                               -            107,000
		Long-term portion                          $ 11,494,000     $ 2,181,000

	The weighted-average interest rate on short-term notes payable was 7.35 percent and 8.0 percent as of September 30, 1998 and 1997, respectively.

Note 6 - Long-term Debt

	Long-term debt consists of the following:
                                             							1998            1997

	Mortgage payable to bank, bearing interest
	at the bank's prime rate (8.5 percent at
	September 30, 1998), due in monthly
	installments of $3,222 plus interest, with
	a final principal payment due on  March 1,
	2002. The mortgage is collateralized by the
	related land and building with a net book
	value of $432,000 at September 30, 1998     $    441,000     $   479,000

	Mortgage payable to bank, bearing interest
	at the bank's prime rate (8.5 percent at
	September 30, 1998), due in monthly
	installments of $21,765 including interest,
	with a final principal payment due on
	September 1, 2004. The mortgage is
	collateralized by the related land and
	building with a net book value of
	$2,473,000 at September 30, 1998               2,452,000       2,508,000

	Mortgage payable to bank, bearing interest
	at 2 percent above the stated rate on
	seven-year fixed rate United States
	Department of Treasury bills (seven-year
	Treasury bills had a rate of 4.30 percent
	at September 30, 1998), due in monthly
	installments of $18,199 including interest,
	with a final principal payment due on
	October 8, 2005.  The mortgage is
	collateralized by the related land and
	building with a net book value of
	$3,545,000 at September 30, 1998               2,480,000            -

	Term loan payable to bank, bearing
	interest at 6.52 percent, due in monthly
	installments of $33,724 including interest
	with the final payment due October 8, 2001.
	The loan is collateralized by all assets of
	the Company                                    1,100,000            -

	Bonds payable consisting of an Industrial
	Revenue Development Bond ("IRDB"). The IRDB
	bears interest at 68.875 percent of the
	prime rate and is payable in monthly
	installments through March 2001. Upon the
	sale of BKNT Retail Stores, Inc., the
	liability for the bonds was assumed by the
	purchaser  (Note 15)                        $       -       $    269,000

			Total                                        6,473,000       3,256,000
			Less current portion                           461,000         156,000
			Long-term portion                         $  6,012,000    $  3,100,000

	Principal payments due on the long-term debt are as follows:
     		Years Ending
	     	September 30             Amount

		     1999                 $    461,000
		     2000                      530,000
		     2001                      564,000
		     2002                      508,000
		     2003                      158,000
		     2004 and thereafter     4,252,000

            			Total        $  6,473,000

Note 7 - Commitments and Contingencies

	Lease Commitments - The Company utilizes operating leases for equipment, stores, warehouse and operating facilities. For most locations, the Company pays taxes, insurance and maintenance costs. Lease terms generally range from one to six years with renewal options for additional three- to five-year periods.

	The Company leases one of its primary operating facilities from a partnership that the Company's controlling stockholder owns 100 percent through direct and indirect ownership.

	The minimum lease payments for the remaining years under the above leases are as follows:

	Years Ending
	September 30    Related Party                Other             Total

	1999            $    551,000            $  4,899,000       $  5,450,000
	2000                 551,000               4,155,000          4,706,000
	2001                 551,000               3,212,000          3,763,000
	2002                 623,000               2,597,000          3,220,000
	2003                 638,000                 995,000          1,633,000
	2004 & thereafter  1,913,000                 145,000          2,058,000

       		Total   $  4,827,000            $ 16,003,000       $ 20,830,000

	The Company remains as the guarantor of the operating leases of BKNT Retail Stores, Inc. The sole stockholder of BKNT Retail Stores, Inc. has pledged 216,250 shares of VSI Holdings, Inc. as collateral relating to the lease commitments. The minimum lease payments for the remaining years under these leases are as follows:

     		Years Ending
		     September 30          Amount

		     1999             $   1,166,000
		     2000                   858,000
	     	2001                   545,000
		     2002                   281,000
		     2003                    29,000

		            	Total    $   2,879,000

	Rent expense was as follows for the years ended September 30:

                      				     1998            1997          1996

	Related party           $   551,000     $   641,000    $  613,000
	Other                     4,176,000       4,253,000     5,303,000

		Total                  $ 4,727,000     $ 4,894,000    $5,916,000

Note 8 - Income Taxes

	A summary of deferred tax assets, liabilities and valuation allowances for deferred tax assets include the following amounts at September 30, 1998 and 1997:

                                           							1998           1997

	Deferred tax assets (liabilities):
	  Depreciation                             $  159,000      $  (205,000)
	  Net operating loss carryforwards            820,000        2,329,000
	  Bad debt deductions not recognized
	   for tax purposes                              -               1,000
	  Charitable contribution carryforwards          -              43,000
	  Uniform capitalization of costs in
	   inventory                                     -              25,000
	  Accrued expenses not deductible for
	   tax purposes                               551,000          126,000

		Total deferred tax assets                  1,530,000        2,319,000

	Valuation allowance for deferred tax assets      -            (545,000)

		Net deferred tax asset                   $ 1,530,000      $ 1,774,000


	At September 30, 1998, the Company had approximately $2,413,000 of net operating loss carryforwards for federal income tax purposes. The net operating loss carryforward begins to expire in fiscal year 2005.

	The provision for income taxes consists of the following:
                              				     1998            1997          1996

        Current                 $ 4,643,000     $     -        $    -
        Deferred                    244,000         464,000         -

                Total provision
                 for income
                 taxes          $ 4,887,000     $  464,000     $    -

	A reconciliation of taxes on income from continuing operations based on the statutory federal income tax rate to the provision for income taxes is as follows:

                      				     1998            1997          1996

	Tax computed at
	 statutory federal
	 income tax rate        $ 4,793,000     $ 3,441,000    $ 3,108,000
	Nondeductible expenses       92,000           7,000          5,000
	Subsidiaries formerly
	 not subject to tax
	 (Note 2)                      -         (3,029,000)    (3,108,000)
	Other                         2,000          45,000         (5,000)

	       Total provision
	       for income taxes $ 4,887,000     $   464,000    $      -

Note 9 - Cash Flows

	Cash paid during the years ended September 30, 1998, 1997 and 1996 for interest amounted to $2,123,000, $1,235,000 and $1,571,000,
	respectively. Cash paid for income taxes in those years was $6,000, $0 and $0, respectively.

	The Company had the following noncash transactions:

	During 1998, the Company purchased the assets of an unrelated company and formed PSG International, Inc. As part of the purchase price, the Company paid $2,584,000 in cash and issued 280,000 shares of common stock with a value at the date of purchase of $1,960,000.

	During 1998, the Company received 144,000 shares of its own common stock as proceeds on the sale of the discontinued operations. The value of the shares at the date of sale of $736,000 was recorded as an addition to treasury stock and reflected as proceeds in determining the gain on the sale of the subsidiary.

	During 1997, the Company reduced a note receivable from the limited partnership in exchange for a reduction in a note payable and a line of credit from the limited partnership controlled by Mr. Toth in the amount of $1,572,000.

	During 1996, the Company sold land in exchange for a land contract receivable of $130,000.

Note 10 - Self-insurance Plan

	The Company is substantially self-insured for employee medical and dental claims. The policy year of the plan is October 1 to September 30. The Company has purchased stop-loss insurance for individual claims that exceed $75,000 annually, up to a maximum of $1,000,000. The approximate amount of employer contributions paid or accrued for the plan years ended September 30, 1998, 1997 and 1996 was $1,630,000, $1,689,000 and
	$1,476,000, respectively.

Note 11 - Stock Compensation

	In December 1997, the Board of Directors approved a restricted stock compensation plan for certain key employees. Under the plan, key employees are allocated the right to receive stock, subject to forfeiture if employment terminates prior to the end of prescribed periods ranging from one to three years. During the year ended September 30, 1998, the Company awarded key employees the right to receive 462,375 shares. The market value of shares awarded amounted to $2,961,000. This amount will be recognized and charged as compensation expense as earned over the future service period. For the year ended September 30, 1998, compensation expense recognized relating to the restricted stock awards amounted to $1,357,000. As of September 30, 1998, no stock had been issued under the plan.

Note 12 - Stock Options

	The Company issued options for the Company's common stock in the following arrangements:

	Mr. Toth's Options
	In 1993, the Company granted Mr. Toth options to purchase 825,000 shares of the Company's common stock at $.15625 per share for providing assistance with financing in accordance with its Plan of Reorganization.

	During 1995, options for 400,000 shares were exercised. Options for 425,000 shares remain outstanding at September 30, 1998.

	Other Options
	During the year ended September 30, 1998, the Company issued stock options for 58,000 common shares to certain consultants of the Company. The exercise prices ranged from $6.20 to $8.70. The fair value of the options amounted to $83,000, which was charged to expense. Generally, the options are exercisable three years from the date of issuance. There were no options exercised during the year.

	The Company has stock options outstanding or issuable for the benefit of employees and directors under the following plans:

	1986 Incentive Stock Option Plan - Options under this plan were granted to officers and key employees at prices not less than the market price at date of grant. Options are generally exercisable one-third annually commencing 12 months after the date granted and expire at the end of six years. This plan terminated in March 1996 and no new options will be granted. Options for 22,000 shares were exercised during the year ended September 30, 1998.

	1986 Nonqualified Stock Option Plan - Options under this plan were granted to officers and employees at prices not less than the market price at date of grant. Options are generally exercisable one-third annually commencing 12 months after the date granted and expire at the end of 10 years. This plan terminated in March 1996 and no new options will be granted under the plan. Options for 42,290 shares were exercised during the year ended September 30, 1998.

	1997 Nonqualified Stock Option Plan and 1997 Incentive Stock Option Plan These plans were established during 1997 to issue options to officers and employees at prices not less than the market price at date of grant. Each plan is authorized to issue options for 500,000 shares of the Company's common stock. Generally, the options vest over a three-year period with 50 percent vesting after two years and the remaining vesting after three years from the date of grant. During the year ended September 30, 1998, 518,000 incentive stock options were granted.

	Independent Director Stock Option Plan - Options under this plan are granted to independent directors who are neither employees nor beneficial owners of 5 percent or more of the Company's common stock at prices equal to the market price of the Company's common stock at date of grant. During the years ended September 30, 1998 and 1997, 10,000 and 20,000 options were granted, respectively. Options for 30,000 shares were exercised during the year ended September 30, 1997. No options were exercised during the year ended September 30, 1998. Options granted are usually exercisable 30 days from date of grant as determined by vesting schedules in the plan.

	The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date, the Company's income from continuing operations for 1998 would have been reduced by $100,000 (no effect on earnings per share). Earnings in 1997 would not have been materially affected.

	Information regarding these fixed-price option plans for the years ended September 30, 1998, 1997 and 1996 are as follows:

                               			   1998                  1997
                             					       Weighted              Weighted
                              				       Average               Average
					                                    Exercise              Exercise
                      				     Shares    Price       Shares    Price

	Options outstanding -
	 Beginning of year          600,000    $  .38     815,700    $  .34

 Canceled                       -            -     (80,000)      .50
	Granted                     586,000      6.28      20,000      3.13
	Exercised                   (64,290)      .71    (155,700)      .56

	Options outstanding -
	 End of year              1,121,710      3.64     600,000       .38

	Option price range -
	 End of year                $.15625 to $8.70        $.15625 to $3.125

	Option price range for
	exercised shares              $.50 to $.75             $.50 to $1.00

	Options available for
	 future grants - End
	 of year                        570,000                  1,080,000

	Weighted average fair
	 value of options
	 granted during the year         $1.13                      $2.75


					1996
					Shares

	Options outstanding -
	 Beginning of year              830,700

	 Canceled                       (20,000)
	 Granted                          5,000
	 Exercised                         -

	 Options outstanding -
	  End of year                   815,700

	The following table summarizes information about fixed price stock options outstanding at September 30, 1998:

				                                  		 Options Outstanding
                             				    Weighted
                    Number           Average
	Range of           Outstanding at   Remaining       Weighted
	Exercise           September 30,    Contractual     Average
	Prices             1998             Life            Exercise

	$ .15625           425,000          2 years         $ .15625
	  .50 to .55        90,710          5 years           .52
	 3.125              20,000          6 years          3.125
	 6.20 to 6.70      487,000          4 years          6.35
	 8.20 to 8.70       99,000          3 years          8.45

	  .15625 to 8.70 1,121,710                           3.64

	       Options Exercisable
	Number
	Exercisable at          Weighted
	September 30,           Average
	1998                    Exercise Price

	425,000                 $ .15625
	 90,710                   .52
	  8,500                  3.125
   1,500                  6.38
    -                       -
	 525,710                  .28

Note 13 - Industry Segments

	The Company's operations are classified into two business segments: marketing services and entertainment. The marketing services segment performs customer relationship, administrative and data management services, creates, prints and prepares promotional materials and performs other marketing services. In addition, the marketing services segment provides product and leadership training and creates and produces satellite broadcasts, integrated distance learning, video training products, industrial theater and meetings.

	The entertainment segment designs and manufactures animated displays for the retail and entertainment industry throughout the world. In addition, the entertainment segment operates and administers touring animated educational displays.

	The Company had sales from foreign activities of $5,375,000, $181,000 and $1,479,000 for the years ended September 30, 1998, 1997 and 1996, respectively.

	Summarized financial information by each of the Company's two industry segments for the three-year period ended September 30, 1998 is as follows:
                                     1998            1997            1996

	Revenue:
	 Marketing services
	  sector                $ 155,949,000   $ 124,020,000   $ 119,489,000
	Entertainment sector        7,477,000       6,506,000       8,724,000

	   Consolidated total   $ 163,426,000   $ 130,526,000   $ 128,213,000

	Income from operations:
	 Marketing services
	  sector                $  14,834,000   $  11,674,000   $   9,178,000
	 Entertainment sector       1,584,000       1,002,000       1,720,000
	 Equity in earnings of
	 unconsolidated investee         -         (1,465,000)       (335,000)
	 Interest expense          (2,320,000)     (1,089,000)     (1,422,000)

	   Consolidated income
	   from operations
	   before income taxes  $  14,098,000   $  10,122,000   $   9,141,000

	Identifiable assets:
	 Marketing services
	  sector                $  83,848,000   $  67,699,000   $  56,202,000
	 Entertainment sector       5,707,000       3,534,000       2,658,000

	   Consolidated total   $  89,555,000   $  71,233,000   $  58,860,000

	Depreciation and amortization:
	 Marketing services
	  sector                $   4,166,000   $   3,012,000   $   2,620,000
	 Entertainment sector         301,000         183,000         174,000

	   Consolidated total   $   4,467,000   $   3,195,000   $   2,794,000

	Capital expenditures:
	 Marketing services
	  sector                $  11,848,000   $   6,651,000   $   3,347,000
	 Entertainment sector       1,658,000       1,587,000         364,000

	   Consolidated total   $  13,506,000   $   8,238,000   $   3,711,000

	The following companies are considered major customers comprising 10 percent or greater of the Company's net sales:

                            				1998    1997    1996

	Ford Motor Company              25%      29%     30%
	General Motors Corporation      44       32      29
	Nissan Motor Corporation         9       10      11

		Total                          78%      71%     70%

Note 14 - Litigation

	As of September 30, 1998, the Company has pending litigation with a former employee and stockholder who is seeking damages for wrongful discharge and increased value for Company stock sold under a previously determined formula. At this time, the case is in preliminary stages and the outcome is not determinable. Management feels the case is without merit and plans to vigorously defend the lawsuit.

Note 15 - Discontinued Operations

	On June 30, 1998, the Company adopted a formal plan to sell the stock of its wholly owned subsidiaries, BKNT Retail Stores, Inc., J.D. Dash, Inc. and BKNT, Inc. to Mr. Martin Suchik, an officer in VSI Holdings, Inc., in exchange for stock in VSI Holdings, Inc. The Company completed the sale on September 30, 1998. The VSI Holdings, Inc. stock exchanged had a total value of $736,000 on the date the sale was completed.

	Operating results of BKNT Retail Stores, Inc., J.D. Dash, Inc. and BKNT, Inc. for the nine months ended June 30, 1998 are shown separately as discontinued operations in the accompanying income statement. The income statements for the years ended September 30, 1997 and 1996 have been restated and operating results of BKNT Retail Stores, Inc., J.D. Dash, Inc. and BKNT, Inc. are also shown separately.

	Net sales of BKNT Retail Stores, Inc., J.D. Dash, Inc. and BKNT, Inc. for the years ended September 30, 1998, 1997 and 1996 were approximately $12,190,000, $17,725,000 and $22,175,000, respectively. These amounts
	are not included in net sales in the accompanying income statements.

Note 16 - Fair Value of Financial Instruments

	A summary of the fair value of financial instruments, as well as the methods and significant assumptions used to estimate fair value, is as follows:

	Short-term Financial Instruments - The fair value of short-term financial instruments, including cash, trade accounts receivable and payable, accrued liabilities and advances from customers, approximates the carrying amount in the accompanying consolidated financial statements due to the short maturity of such instruments.

	Notes Receivable and Advances - The fair value of notes receivable and advances approximates the carrying amount since the note rates approximate rates currently available to the Company for notes with similar terms and maturities.

	Notes Payable to Bank - The fair value of variable rate notes payable approximates the carrying amount since the current effective rates reflect market rates.

	Notes Payable to Related Parties - The estimated fair value and carrying amounts of notes payable to related parties at September 30, 1998 are $10,789,000 and $11,494,000, respectively. The fair value of notes payable to related parties was determined based on rates currently available to the Company for debt with similar terms and maturities.

	Long-term Debt - The fair value of the Company's long-term debt approximates the carrying amount since the debt rates approximate rates currently available to the Company for debt with similar terms and maturities.



                               Exhibit Index

                                                   Consecutively
Exhibit                                            Numbered
Number                                             Pages

4.6 VSI HOLDINGS, INC.RESTRICTED STOCK PLAN December 1, 1997 as approved at the annual shareholders meeting held on April 8, 1998.

4.7 VSI HOLDINGS, INC. EMPLOYEE STOCK PURCHASE PLAN October 7,
1997 as approved at the annual shareholders meeting held on April 8, 1998.

4.8 ADVANCED ANIMATIONS, INC. AGREEMENT AND PLAN OF MERGER dated February 7,
1997

4.9 VISPAC, INC. AGREEMENT AND PLAN OF MERGER dated June 13, 1997

4.10 VISUAL SERVICES, INC. AGREEMENT AND PLAN OF MERGER dated September 24,
1997

21.1 List of Subsidiaries of the Registrant.

23.1 Consent of Plante & Moran LLP, Independent Auditors.

Exhibit 4.6
VSI HOLDINGS, INC.
RESTRICTED STOCK PLAN
December 1, 1997

1.      Purpose:    The purpose of the Restricted Stock Plan
(the Plan) is to provide deferred compensation benefits for a select group of certain designated key employees of VSI Holdings, Inc. (the Company) as a means of a (a) affording additional incentive for management to increase the earnings of the Company on a long-term basis; (b) attracting and retaining key employees in the employ of the Company; and (c) furthering the identity of interest of the key management of the Company with those of its shareholders.

2.     Definitions:     As used in the Plan, the following
capitalized words and phrases shall have the meaning set forth below, unless the context clearly indicates that a different meaning is otherwise intended.(a) Company means VSI Holdings, Inc. a Georgia corporation, or any successor thereto, whether by merger, consolidation, liquidation, reorganization, or otherwise which has made provision for adoption of the Plan and the assumption of the Company's obligations thereunder.

(b) Common Stock means the shares of $0.01 par value Common
Stock of VSI Holdings, Inc.

(c) Employee means any person, including an officer of the Company (whether or not he or she is also a director thereof), who is employed by the Company on a full-time basis. The term does not include persons who are retained by the Company as consultants only.

(d) Participant means a key Employee who is granted Restricted
Stock under this Plan.

(e) Termination Date shall mean the date of a Participant's cessation of employment with the Company by death, retirement, disability, resignation, discharge or otherwise.

(f) Grant Date shall mean the date that appears on the Restricted Stock Grant Agreement given to the Participant when restricted stock is granted.

3. Administration: The Plan shall be administered by the Committee established within the sole discretion of the Board of Directors of the Company. Subject to the provisions of the Plan, the Committee shall have exclusive power to select the key employees to be granted Restricted Stock.

         The committee shall have full discretionary authority to interpret the Plan, to adopt and revise rules regulations relating to the Plan, ton determine the conditions subject to which any awards may be made, and to make any other determinations which it believes necessary or advisable for the administration of the Plan, determinations by the Committee are final and binding on all parties with respect to all matters relating to the Plan.

4. Grants: Restricted Shares shall be granted to such key employees of the Company as the Committee shall determine, who shall hereafter be referred to as Participants. Participants shall be limited to those employees of the Company who because of their positions and responsibilities comprise key management personnel. If a Restricted Stock awarded under the Plan shall be forfeited or canceled for any reason, such Restricted Stock may again be awarded under the Plan. Restricted Stock shall be granted at such time or times and shall be subject to such terms and conditions, in addition to the terms and conditions set forth in the Plan, as the Committee shall determine.

5.      Vesting:     (a)     Restricted Shares granted to a
Participant shall vest according to the following schedule:
           Anniversary             Percentage of
           Grant Date              Vested Shares
               1                       33.3%
               2                       66.6%
               3                      100.0%

     (b) As long as the Participant is an active employee of the Company on the anniversary dates mentioned above, a stock certificate of the vested shares will be issued by the Company. All non vested shares shall be forfeited upon the Participant's termination of employment with the Company for any reason other than death.

     (c)     Notwithstanding the vesting provisions of paragraph
(a), in the event of the death of the Participant, a proportionate number of the Restricted Shares vesting in the current twelve (12) month period shall vest, all other non-vested shares shall be forfeited. Example: Participant has 1,000 shares that are vesting in the current twelve (12) month period, Participant dies after completing 195 days of the current period. Completed days represent 53.4% of the twelve
(12) month vesting period, thus, Participants estate would receive 534 shares. All fractional shares will be eliminated.

6.     Changes in Capital Structures:     In the event of any
change in the outstanding shares of common stock of the Company by reason of stock split or reverse stock split, all non-vested Restricted Stock will be proportionately adjusted and any resulting fractional shares will be eliminated.

7.     Miscellaneous Provisions: (a)     No employee or other
person shall have any claim or right to be granted any Restricted Stock under the Plan. Neither the Plan nor any action taken hereunder shall be construed as giving an employee any right to be retained in the employ of the Company.

     (b) The Plan shall at all times remain unfunded and no provision shall at any time be made with respect to segregating assets of the Company for the purpose of providing benefits hereunder. No Participant of other person shall have an interest in any particular assets of the Company by reason of a right to receive a benefit under this Plan and any such Participant or other person shall have only the rights of a general unsecured creditor of the Company with respect to any rights under the Plan.

     (c) This Plan shall be governed and construed in accordance with the laws of the State of Michigan.

8.     Amendment of the Plan:     The Board of Directors of the
Company may alter or amend the Plan at any time and from time to time, without obtaining the approval of the stockholders of the Company. Except as otherwise provided herein, no amendment to the Plan may alter, impair or reduce the number of Restricted Shares granted under the Plan prior to the effective date of such amendment without the written consent of any affected Participant.

9.     Right of Company to Terminate Employment:     Nothing
contained in the Plan, or in any grant awarded pursuant to the Plan, shall interfere or impair in any way with the right of the Company to terminate the employment of the Participant at any time for any reason with or without cause.

10.     Stockholder Approval:     The Plan is being initiated
anticipating stockholder approval at our next stockholder meeting.


Exhibit 4.7
VSI HOLDINGS, INC.
EMPLOYEE STOCK PURCHASE PLAN
October 7, 1997


Visual Services has made arrangements with Merrill Lynch for you, at your option, to purchase VSI Holdings Stock without a brokerage commission.

The following outlines the procedures for purchase:

1. Obtain forms from Nancy Osey to open your CBA Account with Merrill Lynch, return to same.

2. Purchases may be made on Fridays from 9am - 12 pm.
You may, of course, purchase stock on the open market through any brokerage at any time. (the arrangement with Merrill Lynch was made to save you the commission on your VSI Holdings Stock purchase, but you are not obligated to use them.)

3. Purchase price will be the price of the stock closed at on Thursday.

4. Payment options are as follows:

   a. You may pay for your purchase by personal check, cashier's check or money order, or

   b. If you are a full time employee, you may purchase through payroll deductions.

   c. This is subject to a minimum purchase of 50 shares.

   d. Deductions may be made over 6 checks for a salaried employee and 12 checks for an hourly employee.

   e. You will need to sign a payroll deduction authorization form.

5. To sell your stock, you will deal directly with Merrill Lynch and pay the appropriate commission or brokerage charge for this service.

This program may be cancelled or amended at any time without prior notice.

EXHIBIT 4.8
ADVANCED ANIMATIONS, INC.
AGREEMENT AND PLAN OF MERGER
PRIVATE

     This AGREEMENT AND PLAN OF MERGER is made and entered into as of 8:00 a.m. on the 1st day of February, 1997, by and among
(i) The Banker's Note, Inc., a corporation organized and existing under the laws of the State of Texas ("BKNT"), (ii) AA Acquisitions Corp., a corporation organized and existing under the laws of the State of Georgia (the "Acquired Company") and successor to, as of 5:00 p.m. on January 31, 1997, VSI-AA, LLC, d/b/a Advanced Animations, a limited liability company organized and existing under the laws of the State of Michigan ("VSI-AA"), and (iii) Advanced Animations, Inc., a corporation organized by BKNT and existing under the laws of the state of Georgia (the "Acquiring Company") for the purpose of acquiring the Acquired Company.

      SECTION 1--DEFINITIONS

      As used in this Agreement, the following terms shall have the following meanings respectively:
      "Acquired Stock" means the Acquired Company's 5,720 (of
10,000 authorized) issued and outstanding shares of $.01 par value common stock.

     "Agreement" means this Agreement and Plan of Merger.

     "BKNT Stock" means the $.01 par value common stock of BKNT.

     "Closing Date" means the date on which the Merger shall be consummated, but no later than March 1, 1997.

     "Effective Date" means the date of which the Merger become effective pursuant to applicable state law as determined by

Sections 2 and 3.4 of this Agreement.

     "Financial Statements" means (i) with respect to BKNT, its audited financial statements for the years ended September 30, 1996 and 1995 and January 28, 1995, and unaudited interim financial statements for the quarters ended December 31, 1995, March 31, 1996 and June 30, 1996, (ii) with respect to the Acquired Company, the audited financial statements of VSI-AA for the years ended September 30, 1996 and 1995, and unaudited interim financial statements for the quarters ended December 31, 1995, March 31, 1996 and June 30, 1996.

     "Georgia Code" means the Georgia Business Corporation Code, as amended, as applicable to the Merging Entities.

     "Holders" means the holders of the Acquired Stock:

     Visual Services, Inc. -- 4,398 shares
     Margaret J. Toth      --   301 shares
     Thomas W. Marquis     --   301 shares
     BKNT                  --   720 shares

  "Merger" means the merger of the Acquired Company into the Acquiring Company.

  "Merging Entities" means the Acquiring and Acquired Companies.

     "Per Share Consideration" means the Purchase Price divided by the Acquired Stock other than the 720 shares held by BKNT, or approximately 1,512.6154 shares of BKNT Stock per share of Acquired Stock, payable to all Holders, except BKNT, as follows:

      Visual Services, Inc. -- 6,652,483 shares
      Margaret J. Toth      --   455,297 shares
      Thomas W. Marquis     --   455,297 shares

Regarding BKNT, the "Per Share Consideration" shall be .10 share of the Acquiring Company for each of 720 shares of the Acquired
Company.

     "Purchase Price" means 7,563,077 shares of BKNT Stock.

     "Stock Plans" means, with respect to BKNT, (i) the 1982 Incentive Stock Option Plan, (ii) the 1986 Incentive Stock Option Plan, (iii) the 1986 Non-Qualified Stock Option Plan,
(iv) the Independent Director Stock Option Plan, and (v) the August 22, 1995 Retail Outlet Store Agreement (and the series of Stock Option Agreements issuable thereunder) with The Casablanca Group, L.P.

     "Texas Code" means the Texas Business Corporation Act, as amended, as applicable to BKNT.

     "Voting Agreement" means, with respect to BKNT, the January
18, 1994 Voting Agreement by and among Martin S. Suchik, Steve
Toth, Jr., the Steve Toth Jr. Trust, and CLT, as amended.

     SECTION 2--TERMS OF THE MERGER

     2.1 Merger. On the Effective Date, the Acquired Company shall be merged with and into the Acquiring Company in accordance with, and with the effect of, the applicable provisions of the Georgia Code. The Acquiring Company shall be the surviving corporation after the Merger and, as a result of the Merger, BKNT shall continue as the sole shareholder of the Acquiring Company. The separate existence of the Acquired Company shall cease as of the effectiveness of the Merger. Pursuant to the Merger and as of the effectiveness of the Merger, each outstanding share of Acquired Stock will be converted into the right to receive the Per Share Consideration.

     2.2 Payment for Shares of Acquired Stock. All of the shares of Acquired Stock issued and outstanding immediately prior to the effectiveness of the Merger shall, as of the Effective Date, by virtue of the Merger and without any further action on the part of the holders, entitle such holders in the aggregate to receive the Purchase Price, on or after the Effective Date. At closing, BKNT shall deliver stock certificates made payable to the Holders in amounts equal to the product of the Per Share Consideration multiplied by the number of shares of Acquired Stock represented by such shareholders' share certificates delivered by them.

     SECTION 3--PROCEDURES FOR THE MERGER

     The Merger shall be consummated and the purposes of this Agreement accomplished in accordance with the following procedures:

     3.1 Vote of Directors and by Sole Shareholder of Acquiring Company; Authorization by BKNT Board to Consummate. This Agreement shall be approved by the affirmative vote of all of the directors of BKNT and the Acquired Company, whereupon the respective officers of those companies shall be authorized to execute and deliver this Agreement. This Agreement shall also be approved by the affirmative vote of the sole shareholder and all directors of the Acquiring Company, whereupon the respective officers of such company shall be authorized to execute and deliver this Agreement.

     3.2 Vote of Directors and Shareholders of Acquired Company. The Board of Directors of the Acquired Company shall submit this Agreement to the shareholders of the Acquired Company and, upon the unanimous vote of such shareholders holding the Acquired Stock, the officers of the Acquired Company shall then be authorized to consummate the Merger. Notice of such meeting shall be accompanied by a copy of this Agreement and a full statement of the rights and remedies of dissenting shareholders, the method of exercising such rights and remedies, and the limitations on them. If this Agreement is approved by the unanimous vote of the shareholders of the Acquired Company owning the Acquired Stock issued and outstanding as of the record date of such meeting, then this Agreement shall be the agreement of the Acquired Company and the officers of such Acquired Company shall then be authorized to consummate this Agreement.

     3.3 Other Approvals; Closing. BKNT and the Acquired Company shall proceed expeditiously and cooperate fully in the procurement of any other consents and approvals and in the taking of any other action, and the satisfaction of all other requirements prescribed by law or otherwise, necessary for the consummation of the Merger on the terms herein provided by the Effective Date. The parties hereto shall proceed in good faith to complete their due diligence and consummate the Merger as soon as practicable following approval of the Agreement by the Board of Directors f BKNT, but in no event later than the Closing Date.

      3.4 Effective Time of the Merger. Subject to the terms and upon satisfaction of all requirements of law and the conditions specified in the Agreement, including, among other conditions, the prior filing of Articles of Merger regarding the Merger with the Secretary of State of Georgia and the receipt of all required approvals, the Merger shall become effective by operation of law without further act or deed upon the part of either BKNT or the Merging Entities, and the effective time shall be at the time specified in the Articles of Merger to be issued by the Secretary of State of Georgia.

      3.5 Other Acts. The directors and officers of BKNT and the Merging Entities, both prior to and following the Effective Date, shall execute all such other instruments and shall take all such other actions as may be necessary or advisable to consummate the Merger and to cause this Agreement to be carried out in accordance with its terms.

     SECTION 4--EFFECT OF THE AGREEMENT

      4.1 Name. Upon the Effective Date, the name of the entity surviving the Merger shall be the name of the Acquiring
Company, "Advanced Animations, Inc."

      4.2 Articles of Incorporation and By-Laws. Upon the Effective Date, the Articles of Incorporation and By-Laws of the entity surviving the Merger shall be the Articles of Incorporation and By-Laws of the Acquiring Company, and such surviving entity shall be domiciled in Georgia and subject to the Georgia Code.

      4.3     Directors and Officers.   Upon the Effective Date,
the directors and officers of the entity surviving the Merger shall be the directors and officers of the Acquired Company which are:

      Steve Toth, Jr.    President, Director
      Margaret J. Toth   Director
      Thomas W. Marquis  Vice President, Secretary, Treasurer,
                          Director

     4.4 Assumption of Rights and Liabilities. All assets of the respective Merging Entities, as they exist upon the Effective Date, shall pass to and vest in the Acquiring Company without any conveyance or other transfer. The Acquiring Company shall assume and be responsible for all of the liabilities of the Acquired Company of every kind and description as of the Effective Date.

      SECTION 5--REPRESENTATIONS AND WARRANTIES OF ACQUIRED
COMPANY

      The Acquired Company represents and warrants to BKNT and the Acquiring Company as follows:

      5.1 Organization. The Acquired Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Georgia with power and authority necessary to carry on the business in which it is engaged, to own the property owned by it, and to enter into and perform its obligations under this Agreement.

      5.2 Capital Stock. The authorized capital stock of the Acquired Company consists of 10,000 shares of common stock, $1.00 par value, of which 5,720 shares are issued and outstanding. There are no outstanding securities of the Acquired Company which are convertible into, or evidence the right to purchase or subscribe for, any shares of capital stock of the issuing entity. There are no outstanding or authorized options, warrants, calls, subscriptions, rights, commitments or any other agreements of any character obligating the Acquired Company to issue any shares of its capital stock or any securities convertible into or evidencing the right to purchase or subscribe for any shares of such stock. There are no agreement or understandings with respect to the voting, sale or transfer of any shares of capital stock of the Acquired Company.

      5.3 Financial Statements. Each of the Financial Statements of the Acquired Company was prepared in accordance with generally accepted accounting principles applied on a consistent basis, and fairly present the financial position of the Acquired Company as of the dates thereof and the results of its operations and changes in its financial position for the periods then ended.

      5.4 Authorization of Agreement; No Breach. The execution and delivery of this Agreement has been duly authorized by the Board of Directors of the Acquired Company. This Agreement is thus a legal, valid and binding obligation of the Acquired Company enforceable against the Acquired Company in accordance with its terms, subject to the Agreement's approval and adoption by all of shareholders of the Acquired Company.
All persons who have executed this Agreement or who have acted or will act on behalf of the Acquired Company have been duly authorized to do so by all necessary corporate action of the Acquired Company. The execution, delivery and performance of this Agreement in accordance with its terms and the consummation of the Merger will not (i) violate or result in any breach of, or default and acceleration under, the Articles of Incorporation or By-Laws of the Acquired Company or any instrument or agreement to which the Acquired Company is a party or is bound;
(ii) violates any judgment, order, injunction, decree or award against or binding upon the Acquired Company or upon the securities, property or business of the Acquired Company; or
(iii) to the knowledge of the Acquired Company, violate any law or regulation of any jurisdiction relating to the Acquired Company or to its securities, properties or business.

     5.5 Litigation and Material Claims. There are no judgments unsatisfied against the Acquired Company or consent decrees or injunctions to which the Acquired Company is subject, and there is no litigation, claim or proceeding pending, or, to the knowledge of the Acquired Company, threatened against or relating to the Acquired Company, or its properties or business, which would have a material adverse effect on the Merger.

      5.6 Tax Matters. The Acquired Company has filed all foreign, federal, state and local tax returns (including information returns and reports) required to be filed, and has paid or made adequate provision for all foreign, federal, state and local taxes and other income, social security, wage withholding, excise, withholding, sales and use or similar taxes and taxes of any kind, together with any related penalties, additions or interest charges required to be paid therewith.
All such taxes and governmental charges levied or assessed against the property or business of the Acquired Company have been paid, other than taxes or charges, the payment of which is not yet due or which, if due, is not yet delinquent or which have not been finally determined or which are being contested in good faith. To the knowledge of the Acquired Company, no additional tax has been assessed, discussed or proposed with respect to taxable periods occurring prior to the Effective Date by the Internal Revenue Service or other applicable taxing authority. There are no known tax liens on any property of the Acquired Company.

      SECTION 6--COVENANTS AND AGREEMENTS OF ACQUIRED COMPANY

      The Acquired Company covenants and agrees with BKNT and the Acquiring Company as follows:

     6.1 Meetings of Holders. As soon as practicable after the execution of this Agreement, the Acquired Company will cause a meeting of its respective Holders to be held on a date acceptable to BKNT at which this Agreement will be submitted for approval and adoption by such Holders. The Acquired Company will give notice of its meeting to all Holders in a manner and form complying with the requirements of its Articles of Incorporation and By-Laws and all state and federal laws and regulations applicable to it.

      6.2 Changes in Articles of Incorporation or By-Laws. Between the date of this Agreement and the Effective Date, there will be no changes in the Articles of Incorporation or By-Laws of the Acquired Company or in the authorized or issued capital stock of the Acquired Company except with the express written consent of BKNT.

      6.3 Issuance or Purchase of Securities. Between the date of this Agreement and the Effective Date, the Acquired Company will not: (i) issue any additional capital stock or any instrument evidencing the right to convert to its capital stock;
(ii) declare, set aside or pay any dividend or make any other distribution in respect to its capital stock; (iii) directly or indirectly redeem, purchase or otherwise acquire any shares of its capital stock; or (iv) issue to any person or entity options, warrants, or other rights to acquire any of its securities other than as contemplated under this Agreement.

     6.4 Maintenance of Properties. Prior to the Effective Date, the Acquired Company will maintain its properties and assets in good repair, order and condition, reasonable wear and use excepted, and will maintain its books, accounts and records in the usual, regular and ordinary manner on a basis consistent with prior years and in accordance with generally accepted accounting principles consistently applied throughout the periods covered by such statements. Prior to the Effective Date, the Acquired Company will not cancel any insurance policy or other contract or agreement unless such contract, insurance policy or agreement is replaced in the ordinary course of business.

     6.5 Access to Properties and Records. From the date hereof to and including the Effective Date, the Acquired Company will allow access to its properties and such of its books and records as may be useful for BKNT to make such investigation as it may desire of the properties and businesses. The Acquired Company will permit BKNT to review and examine its assets, books and records, and otherwise have general access to its facilities and key personnel, for the sole purpose of conducting its due diligence investigation during its normal business hours and days. The Acquired Company will also permit BKNT and its agents to discuss the financial condition, business and affairs of the Acquired Company with its independent certified public accountants. BKNT shall use such information solely for the purpose of BKNT's due diligence in connection with the transactions contemplated by this Agreement, shall keep all such information confidential, provided that such information may be disclosed to directors, officers, employees, lenders, attorneys and representatives of BKNT who need to know such information, and, upon termination of this Agreement, BKNT shall return all copies of such information to the Acquired Company.

     6.6 Taxes. The Acquired Company shall punctually pay and discharge prior to the Effective Date all taxes, assessments and other governmental charges lawfully imposed upon it or any of its properties, or upon the income and profits thereof; provided, however, that nothing herein shall prohibited the Acquired Company from contesting in good faith and by appropriate proceedings the validity of any tax, assessment or governmental charge.

     6.7 Operation of Business. From the date hereof to and including the Effective Date, the Acquired Company agrees:
(i) to operate in the ordinary course of business only; and (ii) to use its best efforts to preserve intact its business organization, keep available the services of its officers and key employees, and maintain satisfactory business relationships with vendors, licensors, suppliers, distributors and others have business relationships with the Acquired Company.

     6.8 Best Efforts. Subject to the terms and conditions herein provided, the Acquired Company agrees to use its best efforts to take, or cause to be taken, all action required to be taken and to do, or cause to be done, all things necessary, proper or advisable under applicable laws and regulations to consummate and make effective the Merger.

     6.9 Consents. The Acquired Company will use all reasonable efforts to obtain consents of all third parties with which it has contractual relations, which might prohibit or otherwise affect the consummation of the Merger.

     SECTION 7--REPRESENTATIONS AND WARRANTIES OF BKNT AND
ACQUIRING COMPANY

     Each of BKNT and the Acquiring Company represents and warrants to the Acquired Company as follows:

     7.1 Organization. Each of BKNT and the Acquiring Company is a corporation duly organized, validly existing and in good standing under the laws of the States of Texas and Georgia, respectively, with power and authority necessary to carry on the business in which it is engaged, to own the property owned by it, and to enter into and perform its obligations under this Agreement.

     7.2 Capital Stock. The authorized capital stock of BKNT and the Acquiring Company consists, respectively, of (i) 20,000,000 shares of common stock, $.01 par value, of which 4,407,310 shares are issued and outstanding, and 2,000,000 shares of preferred stock, $1.00 par value, none of which is issued and outstanding, and (ii) 10,000 shares of common stock, $1.00 par value, of which 500 shares are issued and outstanding. Except for the Stock Plans, there are no outstanding securities of BKNT or the Acquiring Company which are convertible into, or evidence the right to purchase or subscribe for, any shares of capital stock of the issuing entity. Except for the Stock Plans, there are no outstanding or authorized options, warrants, calls, subscriptions, rights, commitments or any other agreements of any character obligating BKNT or the Acquiring Company to issue any shares of its capital stock or any securities convertible into or evidencing the right to purchase or subscribe for any shares of such stock. Except for the Voting Agreements, there are no agreement or understandings with respect to the voting, sale or transfer of any shares of capital stock of BKNT or the Acquiring Company.

     7.3 Financial Statements. Each of the Financial Statements of BKNT was prepared in accordance with generally accepted accounting principles applied on a consistent basis, and fairly present the financial position of BKNT as of the dates thereof and the results of its operations and changes in its financial position for the periods then ended.

      7.4 Authorization of Agreement; No Breach. The execution and delivery of this Agreement has been duly authorized by the Board of Directors of BKNT and the Acquiring Company. This Agreement is thus a legal, valid and binding obligation of BKNT and the Acquiring Company enforceable against BKNT and the Acquiring Company in accordance with its terms.
All persons who have executed this Agreement or who have acted or will act on behalf of BKNT and the Acquiring Company have been duly authorized to do so by all necessary corporate action of BKNT and the Acquiring Company. The execution, delivery and performance of this Agreement in accordance with its terms and the consummation of the respective Merger will not (i) violate or result in any breach of, or default and acceleration under, the Articles of Incorporation or By-Laws of BKNT or the Acquiring Company or any instrument or agreement to which BKNT or the Acquiring Company is a party or is bound; (ii) violates any judgment, order, injunction, decree or award against or binding upon BKNT or the Acquiring Company or upon the securities, property or business of BKNT or the Acquiring Company; or (iii) to the knowledge of BKNT or the Acquiring Company, violate any law or regulation of any jurisdiction relating to BKNT or the Acquiring Company or to its securities, properties or business.

     7.5 Litigation and Material Claims. There are no judgments unsatisfied against BKNT or the Acquiring Company or consent decrees or injunctions to which BKNT or the Acquiring Company is subject, and there is no litigation, claim or proceeding pending, or, to the knowledge of BKNT or the Acquiring Company, threatened against or relating to BKNT or the Acquiring Company, or its properties or business, which would have a material adverse effect on the Merger.

     7.6 Tax Matters. BKNT and the Acquiring Company has filed all foreign, federal, state and local tax returns (including information returns and reports) required to be filed, and has paid or made adequate provision for all foreign, federal, state and local taxes and other income, social security, wage withholding, excise, withholding, sales and use or similar taxes and taxes of any kind, together with any related penalties, additions or interest charges required to be paid therewith. All such taxes and governmental charges levied or assessed against the property or business of BKNT and the Acquiring Company have been paid, other than taxes or charges, the payment of which is not yet due or which, if due, is not yet delinquent or which have not been finally determined or which are being contested in good faith. To the knowledge of BKNT and the Acquiring Company, no additional tax has been assessed, discussed or proposed with respect to taxable periods occurring prior to the Effective Date by the Internal Revenue Service or other applicable taxing authority. There are no known tax liens on any property of BKNT and the Acquiring Company.

     7.7 Periodic Reports. BKNT has timely filed all required annual and quarterly reports and documents with the Securities and Exchange Commission since January 1, 1994, all of which complied, as of the date of filing, in all material respects with all applicable requirements of the Securities Exchange Act of 1934, as amended. To the knowledge of BKNT, as of their respective dates, none of such reports, including without limitation any financial statements or schedules included therein, contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading.

     SECTION 8--COVENANTS AND AGREEMENTS OF BKNT AND ACQUIRING
COMPANY

     Each of BKNT and the Acquiring Company covenants and agrees with the Acquired Company as follows:

     8.1 Changes in Articles of Incorporation or By-Laws. Between the date of this Agreement and the Effective Date, there will be no changes in the Articles of Incorporation or By-Laws of BKNT or the Acquiring Company or in the authorized or issued capital stock of BKNT or the Acquiring Company except pursuant to the Stock Plans or with the express written consent of the Acquired Company.

     8.2 Issuance or Purchase of Securities. Between the date of this Agreement and the Effective Date, BKNT and the Acquiring Company will not: (i) issue any additional capital stock or, except pursuant to the Stock Plans, any instrument evidencing the right to convert to its capital stock; (ii) declare, set aside or pay any dividend or make any other distribution in respect to its capital stock; (iii) directly or indirectly redeem, purchase or otherwise acquire any shares of its capital stock; or (iv) issue to any person or entity options, warrants, or other rights to acquire any of its securities other than as contemplated under this Agreement.

     8.3 Maintenance of Properties. Prior to the Effective Date, BKNT and the Acquiring Company will maintain its properties and assets in good repair, order and condition, reasonable wear and use excepted, and will maintain its books, accounts and records in the usual, regular and ordinary manner on a basis consistent with prior years and in accordance with generally accepted accounting principles consistently applied throughout the periods covered by such statements. Prior to the Effective Date, BKNT and the Acquiring Company will not cancel any insurance policy or other contract or agreement unless such contract, insurance policy or agreement is replaced in the ordinary course of business.

     8.4 Access to Properties and Records. From the date hereof to and including the Effective Date, BKNT and the Acquiring Company will allow access to its properties and such of its books and records as may be useful for the Acquired Company to make such investigation as it may desire of the properties and businesses. Each of BKNT and the Acquiring Company will permit the Acquired Company to review and examine its assets, books and records, and otherwise have general access to its facilities and key personnel, for the sole purpose of conducting its due diligence investigation during its normal business hours and days. Each of BKNT and the Acquiring Company will also permit the Acquired Company and its agents to discuss the financial condition, business and affairs of BKNT and the Acquiring Company with its independent certified public accountants. The Acquired Company shall use such information solely for the purpose of their due diligence in connection with the transactions contemplated by this Agreement, shall keep all such information confidential, provided that such information may be disclosed to directors, officers, employees, lenders, attorneys and representatives of the Acquired Company who need to know such information, and, upon termination of this Agreement, the Acquired Company shall return all copies of such information to BKNT and the Acquiring Company.

     8.5 Taxes. Each of BKNT and the Acquiring Company shall punctually pay and discharge prior to the Effective Date all taxes, assessments and other governmental charges lawfully imposed upon it or any of its properties, or upon the income and profits thereof; provided, however, that nothing herein shall prohibited BKNT and the Acquiring Company from contesting in good faith and by appropriate proceedings the validity of any tax, assessment or governmental charge.

     8.6 Operation of Business. From the date hereof to and including the Effective Date, each of BKNT and the Acquiring Company agrees: (i) to operate in the ordinary course of business only; and (ii) to use its best efforts to preserve intact its business organization, keep available the services of its officers and key employees, and maintain satisfactory business relationships with vendors, licensors, suppliers, distributors and others have business relationships with BKNT and the Acquiring Company.

     8.7 Best Efforts. Subject to the terms and conditions herein provided, each of BKNT and the Acquiring Company agrees to use its best efforts to take, or cause to be taken, all action required to be taken and to do, or cause to be done, all things necessary, proper or advisable under applicable laws and regulations to consummate and make effective the Merger.

     8.8 Consents. Each of BKNT and the Acquiring Company will use all reasonable efforts to obtain consents of all third parties with which it has contractual relations, which might prohibit or otherwise affect the consummation of the Merger.

     SECTION 9--CONDITIONS PRECEDENT TO OBLIGATIONS OF ACQUIRED
COMPANY

     The obligations of the Acquired Company under this Agreement are subject to the fulfillment prior to or on the Effective Date of the following conditions:

     9.1 Representations and Warranties. Each of the representations and warranties of BKNT and the Acquiring Company contained in this Agreement shall be accurate in all material respects as of the date hereof and as of the Effective Date, and BKNT and the Acquiring Company shall have performed all covenants and agreements on its part required to be performed and shall not be in default under any of the provisions of this Agreement at the Effective Date. In the event any representation or warranty of BKNT or the Acquiring Company contained in this Agreement is not accurate in all material respects as of the date hereof and as of the Effective Date and such inaccurate representation or warranty was not known by BKNT or the Acquiring Company to be inaccurate at such date or if any representation or warranty cannot be remade at the Effective Date due to changes in facts and circumstances beyond the control of BKNT or the Acquiring Company, the sole remedy of the Acquired Company against BKNT and the Acquiring Company and their respective officers, directors and agents hereunder is not to perform the obligations of the Acquired Company hereunder.

     9.2 Certified Copies of Resolutions. Each of BKNT and the Acquiring Company shall have delivered to the Acquired Company copies, certified by the duly qualified and acting Secretary thereof, of resolutions adopted by its Board of Directors, and by the sole shareholder of the Acquiring Company, with respect to this Agreement, as well as a certificate of incumbency with respect to its officers.

     9.3 Consents. Each of BKNT and the Acquiring Company shall have obtained consents of all third parties with which it has contractual relations which might prohibit or otherwise affect the consummation of the Merger contemplated by this Agreement and all such consents shall have been executed and delivered to the Acquired Company.

     9.4 No Material Adverse Change. Prior to the Effective Date, there shall be no material adverse change in the assets or liabilities, the business or condition, financial or otherwise, the results of operations, or prospects of BKNT and the Acquiring Company, whether as a result of any legislative or regulatory change, revocation of any license or rights to do business, fire, acts of war, explosion, accident, casualty, labor trouble, flood, drought, riot, storm, condemnation or act of God or other public force or otherwise.

     9.5 Absence of Litigation. No order of any court of competent jurisdiction shall have been entered and not withdrawn prohibiting consummation of the Merger, and no action or proceeding shall be instituted or threatened before any court, governmental agency or regulatory body seeking to enjoin or modify, or to obtain damages or a discovery order in respect of, the Merger or any other transaction contemplated by this Agreement.

     9.6 Completion of Due Diligence. The Acquired Company and its representatives shall have completed to its satisfaction the review of BKNT and the Acquiring Company as contemplated by this Agreement, and no fact or circumstance shall have come to the attention of the Acquired Company as a result of such review which materially and adversely affects the business, prospects or financial condition of BKNT or the Acquiring Company or any of their respective assets or properties.

     9.7     Filing of Articles of Merger.  The Articles of
Merger with respect to the Merger shall have been executed by each Merging Entity and delivered in a form acceptable for filing with the Secretary of State of Georgia.

     SECTION 10--CONDITIONS PRECEDENT TO OBLIGATIONS OF BKNT AND
ACQUIRING COMPANY

     The obligations of BKNT and the Acquiring Company under this Agreement are subject to the fulfillment prior to or on the Effective Date of the following conditions:

     10.1 Representations and Warranties. Each of the representations and warranties of the Acquired Company contained in this Agreement shall be accurate in all material respects as of the date hereof and as of the Effective Date, and the Acquired Company shall have performed all covenants and agreements on its part required to be performed and shall not be in default under any of the provisions of this Agreement at the Effective Date. In the event any representation or warranty of the Acquired Company contained in this Agreement is not accurate in all material respects as of the date hereof and as of the Effective Date and such inaccurate representation or warranty was not known by the Acquired Company to be inaccurate at such date or if any representation or warranty cannot be remade at the Effective Date due to changes in facts and circumstances beyond the control of the Acquired Company, the sole remedy of BKNT and the Acquiring Company against the Acquired Company and its officers, directors and agents hereunder is not to perform the obligations of BKNT and the Acquiring Company hereunder.

     10.2 Approval by Holders. This Agreement shall have been approved by all of the Holders of the Acquired Company.

     10.3 Certified Copies of Resolutions. The Acquired Company shall have delivered to BKNT and the Acquiring Company copies, certified by the duly qualified and acting Secretary thereof, of resolutions adopted by its Board of Directors and Holders with respect to this Agreement, as well as a certificate of incumbency with respect to its officers.

     10.4 Consents. The Acquired Company shall have obtained consents of all third parties with which it has contractual relations, which might prohibit or otherwise affect the consummation of the Merger contemplated by this Agreement and all such consents shall have been executed and delivered to BKNT and the Acquiring Company.

     10.5 No Material Adverse Change. Prior to the Effective Date, there shall be no material adverse change in the assets or liabilities, the business or condition, financial or otherwise, the results of operations, or prospects of the Acquired Company, whether as a result of any legislative or regulatory change, revocation of any license or rights to do business, fire, acts of war, explosion, accident, casualty, labor trouble, flood, drought, riot, storm, condemnation or act of God or other public force or otherwise.

     10.6 Absence of Litigation. No order of any court of competent jurisdiction shall have been entered and not withdrawn prohibiting consummation of the Merger, and no action or proceeding shall be instituted or threatened before any court, governmental agency or regulatory body seeking to enjoin or modify, or to obtain damages or a discovery order in respect of, the Merger or any other transaction contemplated by this Agreement.

     10.7 Completion of Due Diligence. BKNT and its representatives shall have completed to its satisfaction the review of the Acquired Company as contemplated by this Agreement, and no fact or circumstance shall have come to the attention of BKNT as a result of such review which materially and adversely affects the business, prospects or financial condition of any of the Acquired Company or any of their respective assets or properties.

     10.8     Filing of Articles of Merger.  The Articles of
Merger with respect to the Merger shall have been executed by each Merging Entity and delivered in a form acceptable for filing with the Secretary of State of Georgia.

               SECTION 11--AMENDMENTS AND WAIVERS

     11.1 Amendments. At any time before or after approval of this Agreement by the Holders, this Agreement may be amended, modified or supplemented in writing in such manner as may be approved by BKNT, the Acquiring Company and the Acquired
Company.

     11.2 Waivers. Any party to this Agreement, acting individually or through its Board of Directors, as applicable, shall have the right at any time to waive any or all of the conditions precedent to its obligations to the consummation of the transactions contemplated by this Agreement, except any condition that, if not satisfied, would result in the violation of any law or applicable governmental regulation.

             SECTION 12--MISCELLANEOUS

      12.1 Entire Agreement. This Agreement embodies the entire agreement and understanding between the parties hereto with regard to the subject matter hereof and supersedes all prior agreements and understandings relating to such subject matter.

     12.2 Governing Law. This Agreement shall be governed by, construed and enforced in accordance with the laws of the State of Texas regarding obligations of BKNT, the laws of the State of Georgia regarding obligations of the Merging Entities.

     12.3 Headings. The headings in this Agreement are for convenience only and shall not affect the construction or interpretation of this Agreement.

     12.4 Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed an original instrument, but all of which together shall constitute one and the same instrument.

     12.5 Expenses. Except as set forth herein, each party to this Agreement shall bear its own costs and shall make no claim for contribution from any other party.

     12.6 Notices. Unless specifically provided to the contrary herein, any notice, demand or other communication required or permitted to be given pursuant to this Agreement shall be sent in writing and shall be deemed to have been duly given or made five days after deposited in the U.S. Mail, or the next business day after delivered to a recognized overnight courier service for next-day delivery, or the next business day when sent by telecopier, addressed as follows or to such other address as may be hereafter provided by the respective parties to this
Agreement:

to BKNT and the Acquiring Company:     to the Acquired Company:

     The Banker's Note, Inc.           Visual Services, Inc.
     c/o Harold D. Cannon              c/o Thomas W. Marquis
     4900 Highlands Parkway            2100 N. Woodward Avenue
     Smyrna, Georgia  30082            Suite West 201
                                       Bloomfield Hills, MI 48304
     Telephone: (770) 432-0636         Telephone: (810) 644-0500
     Telecopy:  (770) 432-2499         Telecopy:  (810) 646-3233

     12.7 Termination. Unless consummated sooner, this Agreement and the parties' obligations hereunder and be of no further force and effect after the Effective Date except those set forth in Sections 6.5 and 8.4 of this Agreement which shall survive any termination hereunder.

     12.8 Time of the Essence. Time shall be of the essence for this Agreement.

     12.9     Non-Survival of Representations and Warranties.
The representations and warranties of the parties to this Agreement shall not survive the Effective Date.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered on January 20, 1997.

The Banker's Note, Inc.    Advanced Animations, Inc.  AA
Acquisitions Corp.


By:_________________ By:________________ By:__________________
       President            President            President


By:_________________ By:________________ By:__________________
        Secretary            Secretary           Secretary

     ARTICLES OF MERGER BETWEEN
     ADVANCED ANIMATIONS, INC. and AA ACQUISITIONS CORP.

     I. Attached hereto as Exhibit "A" and by reference made a part hereof is the Agreement and Plan of Merger ("Plan") duly approved and adopted by ADVANCED ANIMATIONS, INC., a Georgia corporation, and AA ACQUISITIONS CORP., a Georgia corporation.

     II. On January 20, 1997, the Board of Directors and the sole shareholder of ADVANCED ANIMATIONS, INC. approved the Plan.

     III. On January 20, 1997, the Board of Directors and the sole shareholder of AA ACQUISITIONS CORP. approved the Plan.

     IV. As provided in Sections 2.1, 4.1, and 4.2 of the Plan, ADVANCED ANIMATIONS, INC. will be the surviving legal entity, and will retain its present Articles of Incorporation and By-Laws, after the Effective Date of the Merger, and that the name of the merged entity shall be "ADVANCED ANIMATIONS, INC."

     V.    The Effective Date of the Merger shall be 8:00 a.m.
on February 1, 1997.

     VI. Section 2.2 of the Plan details the manner and basis of converting the 5,720 shares of AA ACQUISITIONS CORP.
into 72 shares of ADVANCED ANIMATIONS, INC. and 7,563,077 shares of The Banker's Note, Inc., a Texas corporation and sole shareholder of ADVANCED ANIMATIONS, INC.

     VII. After the Effective Date of the Merger, ADVANCED ANIMATIONS, INC. will hold the assets, assume the liabilities, and carry on the business of AA ACQUISITIONS CORP. in Vermont and, notwithstanding any failure to file the Articles of Incorporation of ADVANCED ANIMATIONS, INC. or these Articles of Merger therein, ADVANCED ANIMATIONS, INC. should be considered to be the successor of AA ACQUISITIONS CORP. for the purpose of being registered to do business in such states.

Executed this ___ day of January, 1997.

     ADVANCED ANIMATIONS, INC.     AA ACQUISITIONS CORP.


      By:___________________       By:_____________________
             President                       President



     By:___________________        By:_____________________
          Secretary                          Secretary


     January 21, 1997


Atlanta Business Chronicle
1801 Peachtree Street, N.E.
Atlanta, Georgia  30309-9806

Attn: Legal Advertising

Dear Sirs:

     You are requested to publish, once a week for two consecutive weeks commencing within ten days after the receipt of this request, a notice in the following form:

     NOTICE OF MERGER

      Notice is given that Articles of Merger which will effect a merger by and between ADVANCED ANIMATIONS, INC., a Georgia corporation, and AA ACQUISITIONS CORP., a Georgia corporation, will be delivered to the Secretary of State for filing in accordance with the applicable provisions of the Georgia Business Corporation Code. The surviving/acquiring corporation is ADVANCED ANIMATIONS, INC., a corporation incorporated in the State of Georgia, which will continue under its present name "ADVANCED ANIMATIONS, INC." The registered office of such Corporation is located at 4900 Highlands Parkway, Smyrna, Georgia 30082 and its registered agent at such address is Harold D. Cannon.

Enclosed is a check in the amount of $40.00 in payment of the cost of publishing this notice. Please call me at 404-351-7766 if you have any questions about this matter.

                          Very truly yours,





                         Michael Augur Kilgore, Attorney
                         on behalf of ADVANCED ANIMATIONS, INC.








     January 20, 1997

     CERTIFICATE OF REQUEST FOR PUBLICATION AND PAYMENT

     The undersigned officer of ADVANCED ANIMATIONS, INC. hereby certifies and verifies that the request for publication of a notice of intent to file Articles of Merger, regarding its merger with AA ACQUISITIONS CORP., a Georgia corporation, and the $40.00 payment for such publication have been made as required by subsection (b) of O.C.G.A. 14-2-1105.1, as evidenced by a copy of the transmittal letter therefor to the Atlanta Business Chronicle attached hereto.

                                      ADVANCED ANIMATIONS, INC.




     By:___________________________
        Harold D. Cannon, Secretary




EXHIBIT 4.9
VISPAC, INC.
AGREEMENT AND PLAN OF MERGER
PRIVATE

     This AGREEMENT AND PLAN OF MERGER is made and entered into as of the 13th day of June, 1997, by and among (i) VSI Holdings, Inc., a corporation organized and existing under the laws of the State of Georgia ("VSI"), (ii) VISPAC, Inc., a corporation organized and existing under the laws of the State of Michigan (the "Acquired Company"), and (iii) VISPAC, Inc., a corporation organized by VSI and existing under the laws of the state of Georgia (the "Acquiring Company") for the purpose of acquiring the Acquired Company.

     SECTION 1--DEFINITIONS

     As used in this Agreement, the following terms shall have the following meanings respectively:

      "Acquired Stock" means the Acquired Company's 5,885 and 52,965 issued and outstanding shares of $.20 par value common stock, Series A Voting and B Non-Voting, which shall, for purposes of this Agreement, be considered a single class of 58,850 shares of stock.

     "Agreement" means this Agreement and Plan of Merger.

     "Closing Date" means the date on which the Merger shall be consummated, but in no event later than October 1, 1997.

     "Effective Date" means the date of which the Merger become effective pursuant to applicable state law as determined by Sections 2 and 3.4 of this Agreement.

     "Financial Statements" means (i) with respect to VSI, its audited financial statements for the years ended September 30, 1996 and 1995, and unaudited interim financial statements for the quarters ended December 31, 1996 and March 31, 1997, (ii) with respect to the Acquired Company, its audited financial statements for the years ended September 30, 1996 and 1995, and unaudited interim financial statements for the quarters ended December 31, 1996 and March 31, 1997.

     "Georgia Code" means the Georgia Business Corporation Code, as amended, as applicable to VSI and the Acquiring Company.

     "Holders" means the holders of Acquired Stock:

     Margaret A. Toth, as trustee under Trust Agreement dated 9/1/67 f/b/o Margaret Joan Toth -- 1,635 A, 14,715 B shares

     Steve Toth, Jr., as trustee under Trust Agreement dated 12/20/76 f/b/o Steve Toth, Jr. -- 4,250 A, 5,250 B shares

     Steve Toth, Jr., as independent trustee of the Steve Toth, Jr. Grantor Retained Annuity Trust -- 33,000 B
shares

     "Merger" means the merger of the Acquired Company into the Acquiring Company.

     "Merging Entities" means the Acquiring and Acquired
Companies.

     "Michigan Code" means the Michigan Business Corporation
Code, as
amended, as applicable to the Acquired Company.

     "Per Share Consideration" means the Purchase Price divided by the Acquired Stock, or approximately 105.35259 shares of VSI
Stock per share of Acquired Stock, payable to the Holders as follows:

     Margaret A. Toth, as trustee under Trust Agreement dated 9/1/67 f/b/o Margaret Joan Toth -- 1,722,515 shares

     Steve Toth, Jr., as trustee under Trust Agreement dated 12/20/76 f/b/o Steve Toth, Jr. -- 1,000,850 shares

     Steve Toth, Jr., as independent trustee of the Steve Toth, Jr. Grantor Retained Annuity Trust - 3,476,635
shares

     "Purchase Price" means 6,200,000 shares of VSI Stock.

     "Stock Plans" means, with respect to VSI, (i) the 1986 Incentive Stock Option Plan, (ii) the 1986 Non-Qualified Stock Option Plan, (iii) the Independent Director Stock Option Plan,
(iv) the August 22, 1995 Retail Outlet Store Agreement (and the series of Stock Option Agreements issuable thereunder) with The Casablanca Group, L.P., (v) the 1997 Incentive Stock Option Plan, and (vi) the 1997 Non-Qualified
Stock Option Plan.

      "Voting Agreement" means, with respect to VSI, the January
18, 1994 Voting Agreement by and among Martin S. Suchik, Steve
Toth, Jr., the Steve Toth Jr. Trust, and CLT, as amended.

     "VSI Stock" means the $.01 par value common stock of VSI.

     SECTION 2--TERMS OF THE MERGER

     2.1 Merger. On the Effective Date, the Acquired Company shall be merged with and into the Acquiring Company in accordance with, and with the effect of, the applicable provisions of the Georgia Code and the Michigan Code. The Acquiring Company shall be the surviving corporation after the Merger and, as a result of the Merger, VSI shall continue as the sole shareholder of the Acquiring Company. The separate existence of the Acquired Company shall cease as of the effectiveness of the Merger. Pursuant to the Merger and as of the effectiveness of the Merger, each outstanding share of Acquired Stock will be converted into the right to receive the Per Share Consideration.

     2.2 Payment for Shares of Acquired Stock. All of the shares of Acquired Stock issued and outstanding immediately prior to the effectiveness of the Merger shall, as of the Effective Date, by virtue of the Merger and without any further action on the part of the holders, entitle such holders in the aggregate to receive the Purchase Price, on or after the Effective Date. At closing, VSI shall deliver stock certificates made payable to the Holders in amounts equal to the product of the Per Share Consideration multiplied by the number of shares of Acquired Stock represented by such shareholders' share certificates delivered by them.

     SECTION 3--PROCEDURES FOR THE MERGER

     The Merger shall be consummated and the purposes of this Agreement accomplished in accordance with the following procedures:

     3.1 Vote of Directors and by Sole Shareholder of Acquiring Company; Authorization by VSI Board to Consummate. This Agreement shall be approved by the affirmative vote of all of the directors of VSI and the Acquired Company, whereupon the respective officers of those companies shall be authorized to execute and deliver this Agreement. This Agreement shall also be approved by the affirmative vote of the sole shareholder and all directors of the Acquiring Company, whereupon the respective officers of such company shall be authorized to execute and deliver this Agreement.

     3.2 Vote of Directors and Shareholders of Acquired Company. The Board of Directors of the Acquired Company shall submit this Agreement to the shareholders of the Acquired Company and, upon the unanimous vote of such shareholders holding the Acquired Stock, the officers of the Acquired Company shall then be authorized to consummate the Merger. Notice of such meeting shall be accompanied by a copy of this Agreement and a full statement of the rights and remedies of dissenting shareholders, the method of exercising such rights and remedies, and the limitations on them. If this Agreement is approved by the unanimous vote of the shareholders of the Acquired
Company owning the Acquired Stock issued and outstanding as of the record date of such meeting, then this Agreement shall be the agreement of the Acquired Company and the officers of such Acquired Company shall then be authorized to consummate this Agreement.

     3.3 Other Approvals; Closing. VSI and the Acquired Company shall proceed expeditiously and cooperate fully in the procurement of any other consents and approvals and in the taking of any other action, and the satisfaction of all other requirements prescribed by law or otherwise, necessary for the consummation of the Merger on the terms herein provided by the Effective Date. The parties hereto shall proceed in good faith to complete their due diligence and consummate the Merger as soon as practicable following approval of the Agreement by the Board of Directors of VSI, but in no event later than the Closing Date.

     3.4 Effective Time of the Merger. Subject to the terms and upon satisfaction of all requirements of law and the conditions specified in the Agreement, including, among other conditions, the prior filing of Articles of Merger regarding the Merger with the Secretaries of State of Michigan and Georgia and the receipt of all required approvals, the Merger shall become effective by operation of law without further act or deed upon the part of either VSI or the Merging Entities, and the effective time shall be at the time specified in the Articles of Merger to be issued by the Secretary of State of Michigan.

     3.5 Other Acts. The directors and officers of VSI and the Merging Entities, both prior to and following the Effective Date, shall execute all such other instruments and shall take all such other actions as may be necessary or advisable to consummate the Merger and to cause this Agreement to be carried out in accordance with its terms.

     SECTION 4--EFFECT OF THE AGREEMENT

     4.1 Names. Upon the Effective Date, the name of the entity surviving the Merger between the Acquiring Company and the Acquired Company shall be the name of the Acquiring Company.

     4.2 Articles of Incorporation and By-Laws. Upon the Effective Date, the Articles of Incorporation and By-Laws of the entity surviving the Merger shall be the Articles of Incorporation and By-Laws of the Acquiring Company, and such surviving entity shall be domiciled in Georgia and subject to the Georgia Code.

     4.3 Directors and Officers. Upon the Effective Date, the directors and officers of the entity surviving the Merger shall be the directors and officers of the Acquired Company which are:

      Steve Toth, Jr.    Director, President
      Margaret J. Toth   Director
      Thomas W. Marquis  Director, Vice President, Secretary,
                          Treasurer

     4.4 Assumption of Rights and Liabilities. All assets of the respective Merging Entities, as they exist upon the Effective Date, shall pass to and vest in the Acquiring Company without any conveyance or other transfer. The Acquiring Company shall assume and be responsible for all of the liabilities of the Acquired Company of every kind and description as of the Effective Date.

     SECTION 5--REPRESENTATIONS AND WARRANTIES OF ACQUIRED
COMPANY

     The Acquired Company represents and warrants to VSI and the Acquiring Company as follows:

     5.1 Organization. The Acquired Company is a limited liability corporation duly organized, validly existing and in good standing under the laws of the State of Michigan with power and authority necessary to carry on the business in which it is engaged, to own the property owned by it, and to enter into and perform its obligations under this Agreement.

     5.2 Capital Stock. The authorized capital stock of the Acquired Company consists of 80,000 shares (15,000 A Voting, 65,000 B Non-Voting) of common stock, $.20 par value, of which 58,850 shares (5,885 A Voting, 52,965 B Non-Voting) are issued and outstanding. There are no outstanding securities of the Acquired Company which are convertible into, or evidence the right to purchase or subscribe for, any shares of capital stock of the issuing entity. There are no outstanding or authorized options, warrants, calls, subscriptions, rights, commitments or any other agreements of any character obligating the Acquired Company to issue any shares of its capital stock or any securities convertible into or evidencing the right to purchase or subscribe for any shares of such stock. There are no agreement or understandings with respect to the voting, sale or transfer of any shares of capital stock of the Acquired Company.

     5.3 Financial Statements. Each of the Financial Statements of the Acquired Company was prepared in accordance with generally accepted accounting principles applied on a consistent basis, and fairly present the financial position of the Acquired Company as of the dates thereof and the results of its operations and changes in its financial position for the periods then ended.

     5.4 Authorization of Agreement; No Breach. The execution and delivery of this Agreement has been duly authorized by the Board of Directors of the Acquired Company. This Agreement is thus a legal, valid and binding obligation of the Acquired Company enforceable against the Acquired Company in accordance with its terms, subject to the Agreement's approval and adoption by all of shareholders of the Acquired Company.
All persons who have executed this Agreement or who have acted or will act on behalf of the Acquired Company have been duly authorized to do so by all necessary corporate action of the Acquired Company. The execution, delivery and performance of this Agreement in accordance with its terms and the consummation of the Merger will not (i) violate or result in any breach of, or default and acceleration under, the Articles of Incorporation or By-Laws of the Acquired Company or any instrument or agreement to which the Acquired Company is a party or is bound;
(ii) violates any judgment, order, injunction, decree or award against or binding upon the Acquired Company or upon the securities, property or business of the Acquired Company; or
(iii) to the knowledge of the Acquired Company, violate any law or regulation of any jurisdiction relating to the Acquired Company or to its securities, properties or business.

     5.5 Litigation and Material Claims. There are no judgments unsatisfied against the Acquired Company or consent decrees or injunctions to which the Acquired Company is subject, and there is no litigation, claim or proceeding pending, or, to the knowledge of the Acquired Company, threatened against or relating to the Acquired Company, or its properties or business, which would have a material adverse effect on the Merger.

     5.6 Tax Matters. The Acquired Company has filed all foreign, federal, state and local tax returns (including information returns and reports) required to be filed, and has paid or made adequate provision for all foreign, federal, state and local taxes and other income, social security, wage withholding, excise, withholding, sales and use or similar taxes and taxes of any kind, together with any related penalties, additions or interest charges required to be paid therewith.
All such taxes and governmental charges levied or assessed against the property or business of the Acquired Company have been paid, other than taxes or charges, the payment of which is not yet due or which, if due, is not yet delinquent or which have not been finally determined or which are being contested in good faith. To the knowledge of the Acquired Company, no additional tax has been assessed, discussed or proposed with respect to taxable periods occurring prior to the Effective Date by the Internal Revenue Service or other applicable taxing authority. There are no known tax liens on any property of the Acquired Company.

     SECTION 6--COVENANTS AND AGREEMENTS OF ACQUIRED COMPANY

     The Acquired Company covenants and agrees with VSI and the Acquiring Company as follows:

      6.1 Meetings of Holders. As soon as practicable after the execution of this Agreement, the Acquired Company will cause a meeting of its respective Holders to be held on a date acceptable to VSI at which this Agreement will be submitted for approval and adoption by such Holders. The Acquired Company will give notice of its meeting to all Holders in a manner and form complying with the requirements of its Articles of Incorporation and By-Laws and all state and federal laws and regulations applicable to it.

     6.2 Changes in Articles of Incorporation or By-Laws. Between the date of this Agreement and the Effective Date, there will be no changes in the Articles of Incorporation or By-Laws of the Acquired Company or in the authorized or issued capital stock of the Acquired Company except with the express written consent of VSI.

     6.3 Issuance or Purchase of Securities. Between the date of this Agreement and the Effective Date, the Acquired Company will not: (i) issue any additional capital stock or any instrument evidencing the right to convert to its capital stock;
(ii) declare, set aside or pay any dividend or make any other distribution in respect to its capital stock; (iii) directly or indirectly redeem, purchase or otherwise acquire any shares of its capital stock; or (iv) issue to any person or entity options, warrants, or other rights to acquire any of its securities other than as contemplated under this Agreement.

     6.4 Maintenance of Properties. Prior to the Effective Date, the Acquired Company will maintain its properties and assets in good repair, order and condition, reasonable wear and use excepted, and will maintain its books, accounts and records in the usual, regular and ordinary manner on a basis consistent with prior years and in accordance with generally accepted accounting principles consistently applied throughout the periods covered by such statements. Prior to the Effective Date, the Acquired Company will not cancel any insurance policy or other contract or agreement unless such contract, insurance policy or agreement is replaced in the ordinary course of business.

     6.5 Access to Properties and Records. From the date hereof to and including the Effective Date, the Acquired Company will allow access to its properties and such of its books and records as may be useful for VSI to make such investigation as it may desire of the properties and businesses. The Acquired Company will permit VSI to review and examine its assets, books and records, and otherwise have general access to its facilities and key personnel, for the sole purpose of conducting its due diligence investigation during its normal business hours and days. The Acquired Company will also permit VSI and its agents to discuss the financial condition, business and affairs of the Acquired Company with its independent certified public accountants. VSI shall use such information solely for the purpose of VSI's due diligence in connection with the transactions contemplated by this Agreement, shall keep all such information confidential, provided that such information may be disclosed to directors, officers, employees, lenders, attorneys and representatives of VSI who need to know such information, and, upon termination of this Agreement, VSI shall return all copies of such information to the Acquired Company.

     6.6 Taxes. The Acquired Company shall punctually pay and discharge prior to the Effective Date all taxes, assessments and other governmental charges lawfully imposed upon it or any of its properties, or upon the income and profits thereof; provided, however, that nothing herein shall prohibited the Acquired Company from contesting in good faith and by appropriate proceedings the validity of any tax, assessment or governmental charge.

     6.7 Operation of Business. From the date hereof to and including the Effective Date, the Acquired Company agrees: (i) to operate in the ordinary course of business only; and (ii) to use its best efforts to preserve intact its business organization, keep available the services of its officers and key employees, and maintain satisfactory business relationships with vendors, licensors, suppliers, distributors and others have business relationships with the Acquired Company.

     6.8 Best Efforts. Subject to the terms and conditions herein provided, the Acquired Company agrees to use its best efforts to take, or cause to be taken, all action required to be taken and to do, or cause to be done, all things necessary, proper or advisable under applicable laws and regulations to consummate and make effective the Merger.

     6.9 Consents. The Acquired Company will use all reasonable efforts to obtain consents of all third parties with which it has contractual relations which might prohibit or otherwise affect the consummation of the Merger.

     SECTION 7--REPRESENTATIONS AND WARRANTIES OF VSI AND
ACQUIRING COMPANY

     Each of VSI and the Acquiring Company represents and warrants to the Acquired Company as follows:

     7.1 Organization. VSI and the Acquiring Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Georgia, with power and authority necessary to carry on the business in which it is engaged, to own the property owned by it, and to enter into and perform its obligations under this Agreement.

     7.2 Capital Stock. The authorized capital stock of VSI and the Acquiring Company consists, respectively, of (i) 60,000,000 shares of common stock, $.01 par value, of which 12,111,287 shares are issued and outstanding, and 2,000,000 shares of preferred stock, $1.00 par value, none of which is issued and outstanding, and (ii) 10,000 shares of common stock, $1.00 par value, of which 500 shares are issued and outstanding. Except for the Stock Plans, there are no outstanding securities of VSI or the Acquiring Company which are convertible into, or evidence the right to purchase or subscribe for, any shares of capital stock of the issuing entity. Except for the Stock Plans, there are no outstanding or authorized options, warrants, calls, subscriptions, rights, commitments or any other agreements of any character obligating VSI or the Acquiring Company to issue any shares of its capital stock or any securities convertible into or evidencing the right to purchase or subscribe for any shares of such stock. Except for the Voting Agreements, there are no agreement or understandings with respect to the voting, sale or transfer of any shares of capital stock of VSI or the Acquiring Company.

     7.3 Financial Statements. Each of the Financial Statements of VSI was prepared in accordance with generally accepted accounting principles applied on a consistent basis, and fairly present the financial position of VSI as of the dates thereof and the results of its operations and changes in its financial position for the periods then ended.

     7.4 Authorization of Agreement; No Breach. The execution and delivery of this Agreement has been duly authorized by the Board of Directors of VSI and the Acquiring Company. This Agreement is thus a legal, valid and binding obligation of VSI and the Acquiring Company enforceable against VSI and the Acquiring Company in accordance with its terms. All persons who have executed this Agreement or who have acted or will act on behalf of VSI and the Acquiring Company have been duly authorized to do so by all necessary corporate action of VSI and the Acquiring Company. The execution, delivery and performance of this Agreement in accordance with its terms and the consummation of the respective Merger will not (i) violate or result in any breach of, or default and acceleration under, the Articles of Incorporation or By-Laws of VSI or the Acquiring Company or any instrument or agreement to which VSI or the Acquiring Company is a party or is bound; (ii) violates any judgment, order, injunction, decree or award against or binding upon VSI or the Acquiring Company or upon the securities, property or business of VSI or the Acquiring Company; or (iii) to the knowledge of VSI or the Acquiring Company, violate any law or regulation of any jurisdiction relating to VSI or the Acquiring Company or to its securities, properties or business.

     7.5 Litigation and Material Claims. There are no judgments unsatisfied against VSI or the Acquiring Company or consent decrees or injunctions to which VSI or the Acquiring Company is subject, and there is no litigation, claim or proceeding pending, or, to the knowledge of VSI or the Acquiring Company, threatened against or relating to VSI or the Acquiring Company, or its properties or business, which would have a material adverse effect on the Merger.

     7.6 Tax Matters. VSI and the Acquiring Company has filed all foreign, federal, state and local tax returns (including information returns and reports) required to be filed, and has paid or made adequate provision for all foreign, federal, state and local taxes and other income, social security, wage withholding, excise, withholding, sales and use or similar taxes and taxes of any kind, together with any related penalties, additions or interest charges required to be paid therewith. All such taxes and governmental charges levied or assessed against the property or business of VSI and the Acquiring Company have been paid, other than taxes or charges, the payment of which is not yet due or which, if due, is not yet delinquent or which have not been finally determined or which are being contested in good faith. To the knowledge of VSI and the Acquiring Company, no additional tax has been assessed, discussed or proposed with respect to taxable periods occurring prior to the Effective Date by the Internal Revenue Service or other applicable taxing authority. There are no known tax liens on any property of VSI and the Acquiring Company.

     7.7 Periodic Reports. VSI has timely filed all required annual and quarterly reports and documents with the Securities and Exchange Commission since January 1, 1994, all of which complied, as of the date of filing, in all material respects with all applicable requirements of the Securities Exchange Act of 1934, as amended. To the knowledge of VSI, as of their respective dates, none of such reports, including without limitation any financial statements or schedules included therein, contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading.

     SECTION 8--COVENANTS AND AGREEMENTS OF VSI AND ACQUIRING
COMPANY

     Each of VSI and the Acquiring Company covenants and agrees with the Acquired Company as follows:

     8.1 Changes in Articles of Incorporation or By-Laws. Between the date of this Agreement and the Effective Date, there will be no changes in the Articles of Incorporation or By-Laws of VSI or the Acquiring Company or in the authorized or issued capital stock of VSI or the Acquiring Company except pursuant to the Stock Plans or with the express written consent of the Acquired Company.

     8.2 Issuance or Purchase of Securities. Between the date of this Agreement and the Effective Date, VSI and the Acquiring Company will not: (i) issue any additional capital stock or, except pursuant to the Stock Plans, any instrument evidencing the right to convert to its capital stock; (ii) declare, set aside or pay any dividend or make any other distribution in respect to its capital stock; (iii) directly or indirectly redeem, purchase or otherwise acquire any shares of its capital stock; or (iv) issue to any person or entity options, warrants, or other rights to acquire any of its securities other than as contemplated under this Agreement.

     8.3 Maintenance of Properties. Prior to the Effective Date, VSI and the Acquiring Company will maintain its properties and assets in good repair, order and condition, reasonable wear and use excepted, and will maintain its books, accounts and records in the usual, regular and ordinary manner on a basis consistent with prior years and in accordance with generally accepted accounting principles consistently applied throughout the periods covered by such statements. Prior to the Effective Date, VSI and the Acquiring Company will not cancel any insurance policy or other contract or agreement unless such contract, insurance policy or agreement is replaced in the ordinary course of business.

     8.4 Access to Properties and Records. From the date hereof to and including the Effective Date, VSI and the Acquiring Company will allow access to its properties and such of its books and records as may be useful for the Acquired Company to make such investigation as it may desire of the properties and businesses. Each of VSI and the Acquiring Company will permit the Acquired Company to review and examine its assets, books and records, and otherwise have general access to its facilities and key personnel, for the sole purpose of conducting its due diligence investigation during its normal business hours and days. Each of VSI and the Acquiring Company will also permit the Acquired Company and its agents to discuss the financial condition, business and affairs of VSI and the Acquiring Company with its independent certified public accountants. The Acquired Company shall use such information solely for the purpose of their due diligence in connection with the transactions contemplated by this Agreement, shall keep all such information confidential, provided that such information may be disclosed to directors, officers, employees, lenders, attorneys and representatives of the Acquired Company who need to know such information, and, upon termination of this Agreement, the Acquired Company shall return all copies of such information to VSI and the Acquiring Company.

     8.5 Taxes. Each of VSI and the Acquiring Company shall punctually pay and discharge prior to the Effective Date all taxes, assessments and other governmental charges lawfully imposed upon it or any of its properties, or upon the income and profits thereof; provided, however, that nothing herein shall prohibited VSI and the Acquiring Company from contesting in good faith and by appropriate proceedings the validity of any tax, assessment or governmental charge.

     8.6 Operation of Business. From the date hereof to and including the Effective Date, each of VSI and the Acquiring Company agrees: (i) to operate in the ordinary course of business only; and (ii) to use its best efforts to preserve intact its business organization, keep available the services of its officers and key employees, and maintain satisfactory business relationships with vendors, licensors, suppliers, distributors and others have business relationships with VSI and the Acquiring Company.

     8.7 Best Efforts. Subject to the terms and conditions herein provided, each of VSI and the Acquiring Company agrees to use its best efforts to take, or cause to be taken, all action required to be taken and to do, or cause to be done, all things necessary, proper or advisable under applicable laws and regulations to consummate and make effective the Merger.

     8.8 Consents. Each of VSI and the Acquiring Company will use all reasonable efforts to obtain consents of all third parties with which it has contractual relations which might prohibit or otherwise affect the consummation of the Merger.

     SECTION 9--CONDITIONS PRECEDENT TO OBLIGATIONS OF ACQUIRED
COMPANY

     The obligations of the Acquired Company under this Agreement are subject to the fulfillment prior to or on the Effective Date of the following conditions:

     9.1 Representations and Warranties. Each of the representations and warranties of VSI and the Acquiring Company contained in this Agreement shall be accurate in all material respects as of the date hereof and as of the Effective Date, and VSI and the Acquiring Company shall have performed all covenants and agreements on its part required to be performed and shall not be in default under any of the provisions of this Agreement at the Effective Date. In the event any representation or warranty of VSI or the Acquiring Company contained in this Agreement is not accurate in all material respects as of the date hereof and as of the Effective Date and such inaccurate representation or warranty was not known by VSI or the Acquiring Company to be inaccurate at such date or if any representation or warranty cannot be remade at the Effective Date due to changes in facts and circumstances beyond the control of VSI or the Acquiring Company, the sole remedy of the Acquired Company against VSI and the Acquiring Company and their respective officers, directors and agents hereunder is not to perform the obligations of the Acquired Company hereunder.

     9.2 Certified Copies of Resolutions. Each of VSI and the Acquiring Company shall have delivered to the Acquired Company copies, certified by the duly qualified and acting Secretary thereof, of resolutions adopted by its Board of Directors, and by the sole shareholder of the Acquiring Company, with respect to this Agreement, as well as a certificate of incumbency with respect to its officers.

     9.3 Consents. Each of VSI and the Acquiring Company shall have obtained consents of all third parties with which it has contractual relations which might prohibit or otherwise affect the consummation of the Merger contemplated by this Agreement and all such consents shall have been executed and delivered to the Acquired Company.

     9.4 No Material Adverse Change. Prior to the Effective Date, there shall be no material adverse change in the assets or liabilities, the business or condition, financial or otherwise, the results of operations, or prospects of VSI and the Acquiring Company, whether as a result of any legislative or regulatory change, revocation of any license or rights to do business, fire, acts of war, explosion, accident, casualty, labor trouble, flood, drought, riot, storm, condemnation or act of God or other public force or otherwise.

     9.5 Absence of Litigation. No order of any court of competent jurisdiction shall have been entered and not withdrawn prohibiting consummation of the Merger, and no action or proceeding shall be instituted or threatened before any court, governmental agency or regulatory body seeking to enjoin or modify, or to obtain damages or a discovery order in respect of, the Merger or any other transaction contemplated by this Agreement.

     9.6 Completion of Due Diligence. The Acquired Company and its representatives shall have completed to its satisfaction the review of VSI and the Acquiring Company as contemplated by this Agreement, and no fact or circumstance shall have come to the attention of the Acquired Company as a result of such review which materially and adversely affects the business, prospects or financial condition of VSI or the Acquiring Company or any of their respective assets or properties.

     9.7 Filing of Articles of Merger. The Articles of Merger with respect to the Merger shall have been executed by each Merging Entity and delivered in a form acceptable for filing with the Secretaries of State of Georgia and Michigan.

     SECTION 10--CONDITIONS PRECEDENT TO OBLIGATIONS OF VSI AND
ACQUIRING COMPANY

     The obligations of VSI and the Acquiring Company under this Agreement are subject to the fulfillment prior to or on the Effective Date of the following conditions:

     10.1 Representations and Warranties. Each of the representations and warranties of the Acquired Company contained in this Agreement shall be accurate in all material respects as of the date hereof and as of the Effective Date, and the Acquired Company shall have performed all covenants and agreements on its part required to be performed and shall not be in default under any of the provisions of this Agreement at the Effective Date. In the event any representation or warranty of the Acquired Company contained in this Agreement is not accurate in all material respects as of the date hereof and as of the Effective Date and such inaccurate representation or warranty was not known by the Acquired Company to be inaccurate at such date or if any representation or warranty cannot be remade at the Effective Date due to changes in facts and circumstances beyond the control of the Acquired Company, the sole remedy of VSI and the Acquiring Company against the Acquired Company and its officers, directors and agents hereunder is not to perform the obligations of VSI and the Acquiring Company hereunder.

      10.2 Approval by Holders. This Agreement shall have been approved by all of the Holders of the Acquired Company.

     10.3 Certified Copies of Resolutions. The Acquired Company shall have delivered to VSI and the Acquiring Company copies, certified by the duly qualified and acting Secretary thereof, of resolutions adopted by its Board of Directors and Holders with respect to this Agreement, as well as a certificate of incumbency with respect to its officers.

     10.4 Consents. The Acquired Company shall have obtained consents of all third parties with which it has contractual relations which might prohibit or otherwise affect the consummation of the Merger contemplated by this Agreement and all such consents shall have been executed and delivered to VSI and the Acquiring Company.

     10.5 No Material Adverse Change. Prior to the Effective Date, there shall be no material adverse change in the assets or liabilities, the business or condition, financial or otherwise, the results of operations, or prospects of the Acquired Company, whether as a result of any legislative or regulatory change, revocation of any license or rights to do business, fire, acts of war, explosion, accident, casualty, labor trouble, flood, drought, riot, storm, condemnation or act of God or other public force or otherwise.

     10.6 Absence of Litigation. No order of any court of competent jurisdiction shall have been entered and not withdrawn prohibiting consummation of the Merger, and no action or proceeding shall be instituted or threatened before any court, governmental agency or regulatory body seeking to enjoin or modify, or to obtain damages or a discovery order in respect of, the Merger or any other transaction contemplated by this Agreement.

     10.7 Completion of Due Diligence. VSI and its representatives shall have completed to its satisfaction the review of the Acquired Company as contemplated by this Agreement, and no fact or circumstance shall have come to the attention of VSI as a result of such review which materially and adversely affects the business, prospects or financial condition of any of the Acquired Company or any of their respective assets or properties.

     10.8 Filing of Articles of Merger. The Articles of Merger with respect to the Merger shall have been executed by each Merging Entity and delivered in a form acceptable for filing with the Secretaries of State of Georgia and Michigan.

          SECTION 11--AMENDMENTS AND WAIVERS

     11.1 Amendments. At any time before or after approval of this Agreement by the Holders, this Agreement may be amended, modified or supplemented in writing in such manner as may be approved by VSI, the Acquiring Company and the Acquired Company.

     11.2 Waivers. Any party to this Agreement, acting individually or through its Board of Directors, as applicable, shall have the right at any time to waive any or all of the conditions precedent to its obligations to the consummation of the transactions contemplated by this Agreement, except any condition that, if not satisfied, would result in the violation of any law or applicable governmental regulation.

          SECTION 12--MISCELLANEOUS

     12.1 Entire Agreement. This Agreement embodies the entire agreement and understanding between the parties hereto with regard to the subject matter hereof and supersedes all prior agreements and understandings relating to such subject matter.

     12.2 Governing Law. This Agreement shall be governed by, construed and enforced in accordance with the laws of the State of Texas regarding obligations of VSI, the laws of the State of Georgia regarding obligations of the Acquiring Company, and the laws of the State of Michigan regarding obligations of the Acquired Company.

     12.3 Headings. The headings in this Agreement are for convenience only and shall not affect the construction or interpretation of this Agreement.

     12.4 Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed an original instrument, but all of which together shall constitute one and the same instrument.

     12.5 Expenses. Except as set forth herein, each party to this Agreement shall bear its own costs and shall make no claim for contribution from any other party.

     12.6 Notices. Unless specifically provided to the contrary herein, any notice, demand or other communication required or permitted to be given pursuant to this Agreement shall be sent in writing and shall be deemed to have been duly given or made five days after deposited in the U.S. Mail, or the next business day after delivered to a recognized overnight courier service for next-day delivery, or the next business day when sent by telecopier, addressed as follows or to such other address as may be hereafter provided by the respective parties to this
Agreement:

to VSI and the Acquiring Company:     to the Acquired Company:

     VSI Holdings, Inc.              Visual Services, Inc.
     c/o Harold D. Cannon            c/o Thomas W. Marquis
     4900 Highlands Parkway          2100 N. Woodward Avenue
     Smyrna, Georgia  30082          Suite West 201
                                     Bloomfield Hills, MI 48304
     Telephone: (770) 432-0636       Telephone: (810) 644-0500
     Telecopy:  (770) 432-2499       Telecopy:  (810) 646-3233

     12.7 Termination. Unless consummated sooner, this Agreement and the parties' obligations hereunder and be of no further force and effect after the Effective Date except those set forth in Sections 6.5 and 8.4 of this Agreement which shall survive any termination hereunder.

     12.8 Time of the Essence. Time shall be of the essence for this Agreement.

     12.9    Non-Survival of Representations and Warranties.
The representations and warranties of the parties to this Agreement shall not survive the Effective Date.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the date first written above.

VSI Holdings, Inc.,   VISPAC, Inc.,          VISPAC, Inc.,
A Georgia corporation, a Georgia corporation a Michigan corporation


By:________________ By:_______________ By:__________________
   President              President            President


By:________________ By:_______________ By:__________________
   Secretary              Secretary             Secretary

     ARTICLES OF MERGER BETWEEN
     VISPAC, INC., a Georgia corporation, and VISPAC, INC., a Michigan corporation

     I. Attached hereto as Exhibit "A" and by reference made a part hereof is the Agreement and Plan of Merger ("Plan") duly approved and adopted by VISPAC, Inc., a Georgia corporation ("Georgia VISPAC"), and VISPAC, Inc., a Michigan corporation ("Michigan VISPAC").

     II. On June 13, 1997, the Board of Directors and sole shareholder of Georgia VISPAC approved the Plan.

     III. On June 27, 1997, the Board of Directors and the shareholders of Michigan VISPAC unanimously approved the Plan.

     IV. As provided in Sections 2.1, 4.1, and 4.2 of the Plan, Georgia VISPAC will be the surviving legal entity, and will retain such corporate name as well as its present Articles of Incorporation and By-Laws, after the Effective Date of the Merger.

      V.     The Effective Date of the Merger shall be July 1,
1997.

      VI. Section 2.2 of the Plan details the manner and basis of converting the 58,850 shares of Michigan VISPAC into 6,200,000 shares of VSI Holdings, Inc., a Georgia corporation and sole shareholder of Georgia VISPAC.

      VII. After the Effective Date of the Merger, Georgia VISPAC will hold the assets, assume the liabilities, and carry on the business of Michigan VISPAC in Michigan and, upon the filing of these Articles of Merger therein, Georgia VISPAC should be considered to be the successor of Michigan VISPAC for the purpose of being registered to do business in such states.

     Executed this ___ day of June, 1997.

     VISPAC, Inc., a                  VISPAC, Inc., a
     Georgia corporation              Michigan corporation



     By:___________________             By:_____________________
         President                          President



     By:___________________            By:_____________________
          Secretary                         Secretary









     June ____, 1997


Atlanta Business Chronicle
1801 Peachtree Street, N.E.
Atlanta, Georgia  30309-9806

Attn: Legal Advertising

Dear Sirs:

      You are requested to publish, once a week for two consecutive weeks commencing within ten days after the receipt of this request, a notice in the following form:

      NOTICE OF MERGER

         Notice is given that Articles of Merger which will effect a merger by and between VISPAC, Inc., a Georgia corporation, and VISPAC, Inc., a Michigan corporation, will be delivered to the Secretary of State for filing in accordance with the applicable provisions of the Georgia Business Corporation Code. The name of the surviving/acquiring corporation is VISPAC, Inc., a corporation incorporated in the State of Georgia. The registered office of the Corporation is located at 4900 Highlands Parkway, Smyrna, Georgia 30082 and its registered agent at such address is Harold D. Cannon.

Enclosed is a check in the amount of $40.00 in payment of the cost of publishing this notice. Please call me at 404-351-7766 if you have any questions about this matter.

                               Very truly yours,





                               Michael Augur Kilgore, Attorney
                               on behalf of VISPAC, Inc., a
                               Georgia corporation








     June ___, 1997

     CERTIFICATE OF REQUEST FOR PUBLICATION AND PAYMENT

     The undersigned officer of VISPAC, Inc., a Georgia
corporation, hereby certifies	and verifies that the request for
publication of a notice of intent to file Articles of Merger, regarding its merger with VISPAC, Inc., a Michigan corporation, and the $40.00 payment for such publication have been made as required by subsection (b) of O.C.G.A. 14-2-1105.1, as evidenced by a copy of the transmittal letter therefor to the Atlanta Business Chronicle attached hereto.

                            VISPAC, Inc., a Georgia corporation




By:___________________________
    Harold D. Cannon, Secretary


EXHIBIT 4.10
VISUAL SERVICES, INC.
AGREEMENT AND PLAN OF MERGER
PRIVATE

     This AGREEMENT AND PLAN OF MERGER is made and entered into as of the 24th day of September, 1997, by and among (i) VSI Holdings, Inc., a corporation organized and existing under the laws of the State of Georgia ("VSI"), (ii) Visual Services, Inc., a corporation organized and existing under the laws of the State of Michigan (the "Acquired Company"), and (iii) Visual Services, Inc., a corporation organized by VSI and existing under the laws of the state of Georgia (the "Acquiring Company") for the purpose of acquiring the Acquired Company.

     SECTION 1--DEFINITIONS

     As used in this Agreement, the following terms shall have the following meanings respectively:

     "Acquired Stock" means the Acquired Company's 11,393 issued and outstanding shares as of the date of this Agreement, plus any shares issued thereafter as of or before the Effective Date.

      "Agreement" means this Agreement and Plan of Merger.

      "Closing Date" means the date on which the Merger shall be consummated, but in no event later than January 1, 1998.

      "Effective Date" means the date of which the Merger become effective pursuant to applicable state law as determined by Sections 2 and 3.4 of this Agreement.

      "Financial Statements" means (i) with respect to VSI, its audited financial statements for the years ended September 30, 1996 and 1995, and unaudited interim financial statements for the quarters ended December 31, 1996, March 31, 1997 and June 30, 1997, (ii) with respect to the Acquired Company, its audited financial statements for the years ended September 30, 1996 and 1995, and unaudited interim financial statements for the quarters ended December 31, 1996, March 31, 1997 and June 30, 1997.

     "Georgia Code" means the Georgia Business Corporation Code, as amended, as applicable to VSI and the Acquiring Company.

     "Holders" means the holders of Acquired Stock as shall be identified by the Acquired Company.

     "Merger" means the merger of the Acquired Company into the Acquiring Company.

     "Merging Entities" means the Acquiring and Acquired
Companies.

     "Michigan Code" means the Michigan Business Corporation
Code, as amended, as applicable to the Acquired Company.

      "Per Share Consideration" means the Purchase Price divided by the number of shares of Acquired Stock.

     "Purchase Price" means 20,938,198 shares of VSI Stock.

     "Stock Plans" means, with respect to VSI, (i) the 1986 Incentive Stock Option Plan, (ii) the 1986 Non-Qualified Stock Option Plan, (iii) the Independent Director Stock Option Plan,
(iv) the August 22, 1995 Retail Outlet Store Agreement (and the series of Stock Option Agreements issuable thereunder) with The Casablanca Group, L.P., (v) the 1997 Incentive Stock Option Plan, and (vi) the 1997 Non-Qualified Stock Option Plan.

     "VSI Treasury Stock" means, prior to the Effective Date, the 6,652,483 shares of VSI Stock held by the Acquired Company.

     "Voting Agreement" means, with respect to VSI, the January
18, 1994 Voting Agreement by and among Martin S. Suchik, Steve
Toth, Jr., the Steve Toth Jr. Trust, and CLT, as amended.

     "VSI Stock" means the $.01 par value common stock of VSI.

     SECTION 2--TERMS OF THE MERGER

     2.1 Merger. On the Effective Date, the Acquired Company shall be merged with and into the Acquiring Company in accordance with, and with the effect of, the applicable provisions of the Georgia Code and the Michigan Code. The Acquiring Company shall be the surviving corporation after the merger and, as a result of the Merger, VSI shall continue as the sole shareholder of the Acquiring Company. The separate existence of the Acquired Company shall cease as of the effectiveness of the Merger. Pursuant to the Merger and as of the effectiveness of the Merger, each outstanding share of Acquired Stock will be converted into the right to receive the Per Share Consideration. This Agreement will be furnished by the Acquiring Corporation, on request and without cost, to any shareholder of any constituent corporation.

     2.2 Payment for Shares of Acquired Stock. All of the shares of Acquired Stock issued and outstanding immediately prior to the effectiveness of the Merger shall, as of the Effective Date, by virtue of the Merger and without any further action on the part of the holders, entitle such holders in the aggregate to receive the Purchase Price, on or after the Effective Date. At closing, VSI shall deliver stock certificates made payable to the Holders in amounts equal to the product of the Per Share Consideration multiplied by the number of shares of Acquired Stock represented by such shareholders' share certificates delivered by them.

     SECTION 3--PROCEDURES FOR THE MERGER

     The Merger shall be consummated and the purposes of this Agreement accomplished in accordance with the following procedures:

     3.1 Vote of Directors and by Sole Shareholder of Acquiring Company; Authorization by VSI Board to Consummate. This Agreement shall be approved by the affirmative vote of all of the directors of VSI and the Acquired Company, whereupon the respective officers of those companies shall be authorized to execute and deliver this Agreement. This Agreement shall also be approved by the affirmative vote of the sole shareholder and all directors of the Acquiring Company, whereupon the respective officers of such company shall be authorized to execute and deliver this Agreement.

     3.2 Vote of Directors and Shareholders of Acquired Company. The Board of Directors of the Acquired Company shall submit this Agreement to the shareholders of the Acquired Company and, upon the unanimous vote of such shareholders holding the Acquired Stock, the officers of the Acquired Company shall then be authorized to consummate the Merger. If this Agreement is approved by the unanimous vote of the shareholders of the Acquired Company owning the Acquired Stock issued and outstanding as of the record date of such vote, then this Agreement shall be the agreement of the Acquired Company and the officers of such Acquired Company shall then be authorized to consummate this Agreement.

     3.3 Other Approvals; Closing. VSI and the Acquired Company shall proceed expeditiously and cooperate fully in the procurement of any other consents and approvals and in the taking of any other action, and the satisfaction of all other requirements prescribed by law or otherwise, necessary for the consummation of the Merger on the terms herein provided by the Effective Date. The parties hereto shall proceed in good faith to complete their due diligence and consummate the Merger as soon as practicable following approval of the Agreement by the Board of Directors of VSI, but in no event later than the Closing Date.

     3.4 Effective Time of the Merger. Subject to the terms and upon satisfaction of all requirements of law and the conditions specified in the Agreement, including, among other conditions, the prior filing of Articles of Merger regarding the Merger with the Secretary of State of Georgia and the Michigan Department of Consumer and Industry Services (Corporation, Securities and Land Development Bureau, Corporation Division) and the receipt of all required approvals, the Merger shall become effective by operation of law without further act or deed upon the part of either VSI or the Merging Entities, and the effective time shall be at the time specified in the Articles of Merger to be issued by the Secretary of State of Georgia.

     3.5 Other Acts. The directors and officers of VSI and the Merging Entities, both prior to and following the Effective Date, shall execute all such other instruments and shall take all such other actions as may be necessary or advisable to consummate the Merger and to cause this Agreement to be carried out in accordance with its terms.

      SECTION 4--EFFECT OF THE AGREEMENT
     4.1 Names. Upon the Effective Date, the name of the entity surviving the Merger between the Acquiring Company and the Acquired Company shall be the name of the Acquiring Company.

     4.2 Articles of Incorporation and By-Laws. Upon the Effective Date, the Articles of Incorporation and By-Laws of the entity surviving the Merger shall be the Articles of Incorporation and By-Laws of the Acquiring Company, and such surviving entity shall be domiciled in Georgia and subject to the Georgia Code.

     4.3 Directors and Officers. Upon the Effective Date, the directors and officers of the entity surviving the Merger shall be the directors and officers of the Acquired Company which are:

     Steve Toth, Jr.    Director, President
     Margaret J. Toth   Director
     Thomas W. Marquis  Director, Vice President, Secretary,
                        Treasurer

     4.4 Assumption of Rights and Liabilities. All assets of the respective Merging Entities, as they exist upon the Effective Date, shall pass to and vest in the Acquiring Company without any conveyance or other transfer; the VSI Treasury Stock shall become treasury shares of VSI. The Acquiring Company shall assume and be responsible for all of the liabilities of the Acquired Company of every kind and description as of the Effective Date.

   SECTION 5--REPRESENTATIONS AND WARRANTIES OF ACQUIRED COMPANY

     The Acquired Company represents and warrants to VSI and the Acquiring Company as follows:

     5.1 Organization. The Acquired Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Michigan with power and authority necessary to carry on the business in which it is engaged, to own the property owned by it, and to enter into and perform its obligations under this Agreement.

     5.2 Capital Stock. As of the date of this Agreement, the issued and outstanding capital stock of the Acquired Company consists of 11,393 shares of common stock, $1.00 par value. There are no outstanding securities of the Acquired Company which are convertible into, or evidence the right to purchase or subscribe for, any shares of capital stock of the issuing entity. There are no outstanding or authorized options, warrants, calls, subscriptions, rights, commitments or any other agreements of any character obligating the Acquired Company to issue any shares of its capital stock or any securities convertible into or evidencing the right to purchase or subscribe for any shares of such stock. There are no agreement or understandings with respect to the voting, sale or transfer of any shares of capital stock of the Acquired Company; provided, however, after the date of this Agreement and as of or before the Effective Date, the Acquired Company may issue up to 586 additional shares.

     5.3 Financial Statements. Each of the Financial Statements of the Acquired Company was prepared in accordance with generally accepted accounting principles applied on a consistent basis, and fairly present the financial position of the Acquired Company as of the dates thereof and the results of its operations and changes in its financial position for the periods then ended.

     5.4 Authorization of Agreement; No Breach. The execution and delivery of this Agreement has been duly authorized by the Board of Directors of the Acquired Company. This Agreement is thus a legal, valid and binding obligation of the Acquired Company enforceable against the Acquired Company in accordance with its terms, subject to the Agreement's approval and adoption by all of shareholders of the Acquired Company.
All persons who have executed this Agreement or who have acted or will act on behalf of the Acquired Company have been duly authorized to do so by all necessary corporate action of the Acquired Company. The execution, delivery and performance of this Agreement in accordance with its terms and the consummation of the Merger will not (i) violate or result in any breach of, or default and acceleration under, the Articles of Incorporation or By-Laws of the Acquired Company or any instrument or agreement to which the Acquired Company is a party or is bound;
(ii) violates any judgment, order, injunction, decree or award against or binding upon the Acquired Company or upon the securities, property or business of the Acquired Company; or
(iii) to the knowledge of the Acquired Company, violate any law or regulation of any jurisdiction relating to the Acquired Company or to its securities, properties or business.

     5.5 Litigation and Material Claims. There are no judgments unsatisfied against the Acquired Company or consent decrees or injunctions to which the Acquired Company is subject, and there is no litigation, claim or proceeding pending, or, to the knowledge of the Acquired Company, threatened against or relating to the Acquired Company, or its properties or business, which would have a material adverse effect on the Merger.

     5.6 Tax Matters. The Acquired Company has filed all foreign, federal, state and local tax returns (including information returns and reports) required to be filed, and has paid or made adequate provision for all foreign, federal, state and local taxes and other income, social security, wage withholding, excise, withholding, sales and use or similar taxes and taxes of any kind, together with any related penalties, additions or interest charges required to be paid therewith.
All such taxes and governmental charges levied or assessed against the property or business of the Acquired Company have been paid, other than taxes or charges, the payment of which is not yet due or which, if due, is not yet delinquent or which have not been finally determined or which are being contested in good faith. To the knowledge of the Acquired Company, no additional tax has been assessed, discussed or proposed with respect to taxable periods occurring prior to the Effective Date by the Internal Revenue Service or other applicable taxing authority. There are no known tax liens on any property of the Acquired Company.

     SECTION 6--COVENANTS AND AGREEMENTS OF ACQUIRED COMPANY

     The Acquired Company covenants and agrees with VSI and the Acquiring Company as follows:

     6.1 Vote of Holders. As soon as practicable after the execution of this Agreement, the Acquired Company will cause a vote of its respective Holders to be held on a date acceptable to VSI at which this Agreement will be submitted for approval and adoption by such Holders. The Acquired Company will give notice of its vote to all Holders in a manner and form complying with the requirements of its Articles of Incorporation and By-Laws and all state and federal laws and regulations applicable to it.

     6.2 Changes in Articles of Incorporation or By-Laws. Between the date of this Agreement and the Effective Date, there will be no changes in the Articles of Incorporation or By-Laws of the Acquired Company or in the authorized or issued capital stock of the Acquired Company except with the express written consent of VSI.

     6.3 Issuance or Purchase of Securities. Between the date of this Agreement and the Effective Date, the Acquired Company will not: (i) issue any additional capital stock or any instrument evidencing the right to convert to its capital stock;
(ii) declare, set aside or pay any dividend or make any other distribution in respect to its capital stock; (iii) directly or indirectly redeem, purchase or otherwise acquire any shares of its capital stock; or (iv) issue to any person or entity options, warrants, or other rights to acquire any of its securities other than as contemplated under this Agreement.

     6.4 Maintenance of Properties. Prior to the Effective Date, the Acquired Company will maintain its properties and assets in good repair, order and condition, reasonable wear and use excepted, and will maintain its books, accounts and records in the usual, regular and ordinary manner on a basis consistent with prior years and in accordance with generally accepted accounting principles consistently applied throughout the periods covered by such statements. Prior to the Effective Date, the Acquired Company will not cancel any insurance policy or other contract or agreement unless such contract, insurance policy or agreement is replaced in the ordinary course of business.

     6.5 Access to Properties and Records. From the date hereof to and including the Effective Date, the Acquired Company will allow access to its properties and such of its books and records as may be useful for VSI to make such investigation as it may desire of the properties and businesses. The Acquired Company will permit VSI to review and examine its assets, books and records, and otherwise have general access to its facilities and key personnel, for the sole purpose of conducting its due diligence investigation during its normal business hours and days. The Acquired Company will also permit VSI and its agents to discuss the financial condition, business and affairs of the Acquired Company with its independent certified public accountants. VSI shall use such information solely for the purpose of VSI's due diligence in connection with the transactions contemplated by this Agreement, shall keep all such information confidential, provided that such information may be disclosed to directors, officers, employees, lenders, attorneys and representatives of VSI who need to know such information, and, upon termination of this Agreement, VSI shall return all copies of such information to the Acquired Company.

     6.6 Taxes. The Acquired Company shall punctually pay and discharge prior to the Effective Date all taxes, assessments and other governmental charges lawfully imposed upon it or any of its properties, or upon the income and profits thereof; provided, however, that nothing herein shall prohibited the Acquired Company from contesting in good faith and by appropriate proceedings the validity of any tax, assessment or governmental charge.

     6.7 Operation of Business. From the date hereof to and including the Effective Date, the Acquired Company agrees: (i) to operate in the ordinary course of business only; and (ii) to use its best efforts to preserve intact its business organization, keep available the services of its officers and key employees, and maintain satisfactory business relationships with vendors, licensors, suppliers, distributors and others have business relationships with the Acquired Company.

     6.8 Best Efforts. Subject to the terms and conditions herein provided, the Acquired Company agrees to use its best efforts to take, or cause to be taken, all action required to be taken and to do, or cause to be done, all things necessary, proper or advisable under applicable laws and regulations to consummate and make effective the Merger.

     6.9 Consents. The Acquired Company will use all reasonable efforts to obtain consents of all third parties with which it has contractual relations which might prohibit or otherwise affect the consummation of the Merger.

     SECTION 7--REPRESENTATIONS AND WARRANTIES OF VSI AND
ACQUIRING COMPANY

     Each of VSI and the Acquiring Company represents and warrants to the Acquired Company as follows:

     7.1 Organization. Each of VSI and the Acquiring Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Georgia, with power and authority necessary to carry on the business in which it is engaged, to own the property owned by it, and to enter into and perform its obligations under this Agreement.

     7.2 Capital Stock. The authorized capital stock of VSI and the Acquiring Company consists, respectively, of (i) 60,000,000 shares of common stock, $.01 par value, of which 18,341,287 shares are issued and outstanding (exclusive 1,091,122 treasury shares), and 2,000,000 shares of preferred stock, $1.00 par value, none of which is issued and outstanding, and (ii) 10,000 shares of common stock, $1.00 par value, of which 500 shares are issued and outstanding. Except for the Stock Plans, there are no outstanding securities of VSI or the Acquiring Company which are convertible into, or evidence the right to purchase or subscribe for, any shares of capital stock of the issuing entity. Except for the Stock Plans, there are no outstanding or authorized options, warrants, calls, subscriptions, rights, commitments or any other agreements of any character obligating VSI or the Acquiring Company to issue any shares of its capital stock or any securities convertible into or evidencing the right to purchase or subscribe for any shares of such stock. Except for the Voting Agreements, there are no agreement or understandings with respect to the voting, sale or transfer of any shares of capital stock of VSI or the Acquiring Company.

     7.3 Financial Statements. Each of the Financial Statements of VSI was prepared in accordance with generally accepted accounting principles applied on a consistent basis, and fairly present the financial position of VSI as of the dates thereof and the results of its operations and changes in its financial position for the periods then ended.

     7.4 Authorization of Agreement; No Breach. The execution and delivery of this Agreement has been duly authorized by the Board of Directors of VSI and the Acquiring Company. This Agreement is thus a legal, valid and binding obligation of VSI and the Acquiring Company enforceable against VSI and the Acquiring Company in accordance with its terms. All persons who have executed this Agreement or who have acted or will act on behalf of VSI and the Acquiring Company have been duly authorized to do so by all necessary corporate action of VSI and the Acquiring Company. The execution, delivery and performance of this Agreement in accordance with its terms and the consummation of the respective Merger will not (i) violate or result in any breach of, or default and acceleration under, the Articles of Incorporation or By-Laws of VSI or the Acquiring Company or any instrument or agreement to which VSI or the Acquiring Company is a party or is bound; (ii) violates any judgment, order, injunction, decree or award against or binding upon VSI or the Acquiring Company or upon the securities, property or business of VSI or the Acquiring Company; or (iii) to the knowledge of VSI or the Acquiring Company, violate any law or regulation of any jurisdiction relating to VSI or the Acquiring Company or to its securities, properties or business.

      7.5 Litigation and Material Claims. There are no judgments unsatisfied against VSI or the Acquiring Company or consent decrees or injunctions to which VSI or the Acquiring Company is subject, and there is no litigation, claim or proceeding pending, or, to the knowledge of VSI or the Acquiring Company, threatened against or relating to VSI or the Acquiring Company, or its properties or business, which would have a material adverse effect on the Merger.

     7.6 Tax Matters. VSI and the Acquiring Company has filed all foreign, federal, state and local tax returns (including information returns and reports) required to be filed, and has paid or made adequate provision for all foreign, federal, state and local taxes and other income, social security, wage withholding, excise, withholding, sales and use or similar taxes and taxes of any kind, together with any related penalties, additions or interest charges required to be paid therewith. All such taxes and governmental charges levied or assessed against the property or business of VSI and the Acquiring Company have been paid, other than taxes or charges, the payment of which is not yet due or which, if due, is not yet delinquent or which have not been finally determined or which are being contested in good faith. To the knowledge of VSI and the Acquiring Company, no additional tax has been assessed, discussed or proposed with respect to taxable periods occurring prior to the Effective Date by the Internal Revenue Service or other applicable taxing authority. There are no known tax liens on any property of VSI and the Acquiring Company.

     7.7 Periodic Reports. VSI has timely filed all required annual and quarterly reports and documents with the Securities and Exchange Commission since January 1, 1994, all of which complied, as of the date of filing, in all material respects with all applicable requirements of the Securities Exchange Act of 1934, as amended. To the knowledge of VSI, as of their respective dates, none of such reports, including without limitation any financial statements or schedules included therein, contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading.

     SECTION 8--COVENANTS AND AGREEMENTS OF VSI AND ACQUIRING
COMPANY

     Each of VSI and the Acquiring Company covenants and agrees with the Acquired Company as follows:

     8.1 Changes in Articles of Incorporation or By-Laws. Between the date of this Agreement and the Effective Date, there will be no changes in the Articles of Incorporation or By-Laws of VSI or the Acquiring Company or in the authorized or issued capital stock of VSI or the Acquiring Company except pursuant to the Stock Plans or with the express written consent of the Acquired Company.

     8.2 Issuance or Purchase of Securities. Between the date of this Agreement and the Effective Date, VSI and the Acquiring Company will not: (i) issue any additional capital stock or, except pursuant to the Stock Plans, any instrument evidencing the right to convert to its capital stock; (ii) declare, set aside or pay any dividend or make any other distribution in respect to its capital stock; (iii) directly or indirectly redeem, purchase or otherwise acquire any shares of its capital stock; or (iv) issue to any person or entity options, warrants, or other rights to acquire any of its securities other than as contemplated under this Agreement.

     8.3 Maintenance of Properties. Prior to the Effective Date, VSI and the Acquiring Company will maintain its properties and assets in good repair, order and condition, reasonable wear and use excepted, and will maintain its books, accounts and records in the usual, regular and ordinary manner on a basis consistent with prior years and in accordance with generally accepted accounting principles consistently applied throughout the periods covered by such statements. Prior to the Effective Date, VSI and the Acquiring Company will not cancel any insurance policy or other contract or agreement unless such contract, insurance policy or agreement is replaced in the ordinary course of business.

     8.4 Access to Properties and Records. From the date hereof to and including the Effective Date, VSI and the Acquiring Company will allow access to its properties and such of its books and records as may be useful for the Acquired Company to make such investigation as it may desire of the properties and businesses. Each of VSI and the Acquiring Company will permit the Acquired Company to review and examine its assets, books and records, and otherwise have general access to its facilities and key personnel, for the sole purpose of conducting its due diligence investigation during its normal business hours and days. Each of VSI and the Acquiring Company will also permit the Acquired Company and its agents to discuss the financial condition, business and affairs of VSI and the Acquiring Company with its independent certified public accountants. The Acquired Company shall use such information solely for the purpose of their due diligence in connection with the transactions contemplated by this Agreement, shall keep all such information confidential, provided that such information may be disclosed to directors, officers, employees, lenders, attorneys and representatives of the Acquired Company who need to know such information, and, upon termination of this Agreement, the Acquired Company shall return all copies of such information to VSI and the Acquiring Company.

     8.5 Taxes. Each of VSI and the Acquiring Company shall punctually pay and discharge prior to the Effective Date all taxes, assessments and other governmental charges lawfully imposed upon it or any of its properties, or upon the income and profits thereof; provided, however, that nothing herein shall prohibited VSI and the Acquiring Company from contesting in good faith and by appropriate proceedings the validity of any tax, assessment or governmental charge.

     8.6 Operation of Business. From the date hereof to and including the Effective Date, each of VSI and the Acquiring Company agrees: (i) to operate in the ordinary course of business only; and (ii) to use its best efforts to preserve intact its business organization, keep available the services of its officers and key employees, and maintain satisfactory business relationships with vendors, licensors, suppliers, distributors and others have business relationships with VSI and the Acquiring Company.

     8.7 Best Efforts. Subject to the terms and conditions herein provided, each of VSI and the Acquiring Company agrees to use its best efforts to take, or cause to be taken, all action required to be taken and to do, or cause to be done, all things necessary, proper or advisable under applicable laws and regulations to consummate and make effective the Merger.

     8.8 Consents. Each of VSI and the Acquiring Company will use all reasonable efforts to obtain consents of all third parties with which it has contractual relations which might prohibit or otherwise affect the consummation of the Merger.

     SECTION 9--CONDITIONS PRECEDENT TO OBLIGATIONS OF ACQUIRED
COMPANY

     The obligations of the Acquired Company under this Agreement are subject to the fulfillment prior to or on the Effective Date of the following conditions:

     9.1 Representations and Warranties. Each of the representations and warranties of VSI and the Acquiring Company contained in this Agreement shall be accurate in all material respects as of the date hereof and as of the Effective Date, and VSI and the Acquiring Company shall have performed all covenants and agreements on its part required to be performed and shall not be in default under any of the provisions of this Agreement at the Effective Date. In the event any representation or warranty of VSI or the Acquiring Company contained in this Agreement is not accurate in all material respects as of the date hereof and as of the Effective Date and such inaccurate representation or warranty was not known by VSI or the Acquiring Company to be inaccurate at such date or if any representation or warranty cannot be remade at the Effective Date due to changes in facts and circumstances beyond the control of VSI or the Acquiring Company, the sole remedy of the Acquired Company against VSI and the Acquiring Company and their respective officers, directors and agents hereunder is not to perform the obligations of the Acquired Company hereunder.

      9.2 Certified Copies of Resolutions. Each of VSI and the Acquiring Company shall have delivered to the Acquired Company copies, certified by the duly qualified and acting Secretary thereof, of resolutions adopted by its Board of Directors, and by the sole shareholder of the Acquiring Company, with respect to this Agreement, as well as a certificate of incumbency with respect to its officers.

     9.3 Consents. Each of VSI and the Acquiring Company shall have obtained consents of all third parties with which it has contractual relations which might prohibit or otherwise affect the consummation of the Merger contemplated by this Agreement and all such consents shall have been executed and delivered to the Acquired Company.

     9.4 No Material Adverse Change. Prior to the Effective Date, there shall be no material adverse change in the assets or liabilities, the business or condition, financial or otherwise, the results of operations, or prospects of VSI and the Acquiring Company, whether as a result of any legislative or regulatory change, revocation of any license or rights to do business, fire, acts of war, explosion, accident, casualty, labor trouble, flood, drought, riot, storm, condemnation or act of God or other public force or otherwise.

     9.5 Absence of Litigation. No order of any court of competent jurisdiction shall have been entered and not withdrawn prohibiting consummation of the Merger, and no action or proceeding shall be instituted or threatened before any court, governmental agency or regulatory body seeking to enjoin or modify, or to obtain damages or a discovery order in respect of, the Merger or any other transaction contemplated by this Agreement.

     9.6 Completion of Due Diligence. The Acquired Company and its representatives shall have completed to its satisfaction the review of VSI and the Acquiring Company as contemplated by this Agreement, and no fact or circumstance shall have come to the attention of the Acquired Company as a result of such review which materially and adversely affects the business, prospects or financial condition of VSI or the Acquiring Company or any of their respective assets or properties.

     9.7 Filing of Articles of Merger. The Articles of Merger with respect to the Merger shall have been executed by each Merging Entity and delivered in a form acceptable for filing with the Secretary of State of Georgia and the Michigan Department of Consumer and Industry Services (Corporation, Securities and Land Development Bureau, Corporation Division).

     SECTION 10--CONDITIONS PRECEDENT TO OBLIGATIONS OF VSI AND
ACQUIRING COMPANY

     The obligations of VSI and the Acquiring Company under this Agreement are subject to the fulfillment prior to or on the Effective Date of the following conditions:

     10.1 Representations and Warranties. Each of the representations and warranties of the Acquired Company contained in this Agreement shall be accurate in all material respects as of the date hereof and as of the Effective Date, and the Acquired Company shall have performed all covenants and agreements on its part required to be performed and shall not be in default under any of the provisions of this Agreement at the Effective Date. In the event any representation or warranty of the Acquired Company contained in this Agreement is not accurate in all material respects as of the date hereof and as of the Effective Date and such inaccurate representation or warranty was not known by the Acquired Company to be inaccurate at such date or if any representation or warranty cannot be remade at the Effective Date due to changes in facts and circumstances beyond the control of the Acquired Company, the sole remedy of VSI and the Acquiring Company against the Acquired Company and its officers, directors and agents hereunder is not to perform the obligations of VSI and the Acquiring Company hereunder.

     10.2 Approval by Holders. This Agreement shall have been approved by all of the Holders of the Acquired Company.

     10.3 Certified Copies of Resolutions. The Acquired Company shall have delivered to VSI and the Acquiring Company copies, certified by the duly qualified and acting Secretary thereof, of resolutions adopted by its Board of Directors and Holders with respect to this Agreement, as well as a certificate of incumbency with respect to its officers.

     10.4 Consents. The Acquired Company shall have obtained consents of all third parties with which it has contractual relations which might prohibit or otherwise affect the consummation of the Merger contemplated by this Agreement and all such consents shall have been executed and delivered to VSI and the Acquiring Company.

     10.5 No Material Adverse Change. Prior to the Effective Date, there shall be no material adverse change in the assets or liabilities, the business or condition, financial or otherwise, the results of operations, or prospects of the Acquired Company, whether as a result of any legislative or regulatory change, revocation of any license or rights to do business, fire, acts of war, explosion, accident, casualty, labor trouble, flood, drought, riot, storm, condemnation or act of God or other public force or otherwise.

     10.6 Absence of Litigation. No order of any court of competent jurisdiction shall have been entered and not withdrawn prohibiting consummation of the Merger, and no action or proceeding shall be instituted or threatened before any court, governmental agency or regulatory body seeking to enjoin or modify, or to obtain damages or a discovery order in respect of, the Merger or any other transaction contemplated by this Agreement.

     10.7 Completion of Due Diligence. VSI and its representatives shall have completed to its satisfaction the review of the Acquired Company as contemplated by this Agreement, and no fact or circumstance shall have come to the attention of VSI as a result of such review which materially and adversely affects the business, prospects or financial condition of any of the Acquired Company or any of their respective assets or properties.

     10.8 Filing of Articles of Merger. The Articles of Merger with respect to the Merger shall have been executed by each Merging Entity and delivered in a form acceptable for filing with the Secretary of State of Georgia and the Michigan Department of Consumer and Industry Services (Corporation, Securities and Land Development Bureau, Corporation Division).

          SECTION 11--AMENDMENTS AND WAIVERS

     11.1 Amendments. At any time before or after approval of this Agreement by the Holders, this Agreement may be amended, modified or supplemented in writing in such manner as may be approved by VSI, the Acquiring Company and the Acquired Company.

     11.2 Waivers. Any party to this Agreement, acting individually or through its Board of Directors, as applicable, shall have the right at any time to waive any or all of the conditions precedent to its obligations to the consummation of the transactions contemplated by this Agreement, except any condition that, if not satisfied, would result in the violation of any law or applicable governmental regulation.

                         SECTION 12--MISCELLANEOUS

     12.1 Entire Agreement. This Agreement embodies the entire agreement and understanding between the parties hereto with regard to the subject matter hereof and supersedes all prior agreements and understandings relating to such subject matter.

     12.2 Governing Law. This Agreement shall be governed by, construed and enforced in accordance with the laws of the State of Texas regarding obligations of VSI, the laws of the State of Georgia regarding obligations of the Acquiring Company, and the laws of the State of Michigan regarding obligations of the Acquired Company.

     12.3 Headings. The headings in this Agreement are for convenience only and shall not affect the construction or interpretation of this Agreement.

     12.4 Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed an original instrument, but all of which together shall constitute one and the same instrument.

     12.5 Expenses. Except as set forth herein, each party to this Agreement shall bear its own costs and shall make no claim for contribution from any other party.

     12.6 Notices. Unless specifically provided to the contrary herein, any notice, demand or other communication required or permitted to be given pursuant to this Agreement shall be sent in writing and shall be deemed to have been duly given or made five days after deposited in the U.S. Mail, or the next business day after delivered to a recognized overnight courier service for next-day delivery, or the next business day when sent by telecopier, addressed as follows or to such other address as may be hereafter provided by the respective parties to this
Agreement:

to VSI and the Acquiring Company:  to the Acquired Company:

VSI Holdings, Inc.                 Visual Services, Inc.
c/o Harold D. Cannon               c/o Thomas W. Marquis
4900 Highlands Parkway             2100 N. Woodward Avenue
Smyrna, Georgia  30082             Suite West 201
                                   Bloomfield Hills, MI 48304
Telephone: (770) 432-0636          Telephone: (248) 644-0500
Telecopy:  (770) 432-2499          Telecopy:  (248) 646-3233

     12.7 Termination. Unless consummated sooner, this Agreement and the parties' obligations hereunder and be of no further force and effect after the Effective Date except those set forth in Sections 6.5 and 8.4 of this Agreement which shall survive any termination hereunder.

     12.8 Time of the Essence. Time shall be of the essence for this Agreement.

     12.9 Non-Survival of Representations and Warranties. The representations and warranties of the parties to this Agreement shall not survive the Effective Date.


     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the date first written above.


VSI Holdings, Inc.,Visual Services, Inc.,Visual Services, Inc., a Georgia corporation, a Georgia corporation, a Michigan corporation

By:___________________ By:________________ By:__________________
   Ex. Vice President        President         Vice President


By:_________________ By:_________________ By:__________________
      Secretary              Secretary        Asst. Secretary

     ARTICLES OF MERGER BETWEEN
     Visual Services, Inc., a Georgia corporation, and Visual
Services, Inc., a Michigan corporation

      I. Attached hereto as Exhibit "A" and by reference made a part hereof is the Agreement and Plan of Merger ("Plan") duly approved and adopted by Visual Services, Inc., a Georgia corporation ("Georgia Visual"), and Visual Services, Inc., a Michigan corporation ("Michigan Visual").

     II. On September 24, 1997, the Board of Directors and sole shareholder of Georgia Visual approved the Plan.

     III.    On September 23, 1997, the Board of Directors of
Michigan Visual approved the Plan, which was submitted to the shareholders of Michigan Visual who unanimously approved the Plan.

     IV.     As provided in Sections 2.1, 4.1, and 4.2 of the
Plan, Georgia Visual will be the surviving legal entity, maintain its corporate name as "Visual Services, Inc.", and retain its present Articles of Incorporation and By-Laws, after the Effective Date of the Merger.

     V.     The Effective Date of the Merger shall be September
30, 1997.

     VI. Section 2.2 of the Plan details the manner and basis of converting the 11,979 shares of Michigan Visual, outstanding as of the Effective Date, into 20,938,198 shares of VSI
Holdings, Inc., a Georgia corporation and sole shareholder of Georgia Visual.

     VII. After the Effective Date of the Merger, Georgia Visual will hold the assets, assume the liabilities, and carry on the business of Michigan Visual in Michigan and, upon the filing of these Articles of Merger therein, Georgia Visual should be considered to be the successor of Michigan Visual for the purpose of being registered to do business in such states.

      Executed this ___ day of September, 1997.

VSI Holdings, Inc., Visual Services, Inc., Visual Services,
Inc.,
a Georgia corporation, a Georgia corporation, a Michigan corporation


By:__________________ By:_________________ By:__________________
   Ex. Vice President        President         Vice President


By:___________________ By:________________ By:__________________
      Secretary              Secretary         Asst. Secretary









     September 30, 1997


Atlanta Business Chronicle
1801 Peachtree Street, N.E.
Atlanta, Georgia  30309-9806

Attn: Legal Advertising

Dear Sirs:

     You are requested to publish, once a week for two consecutive weeks commencing within ten days after the receipt of this request, a notice in the following form:

     NOTICE OF MERGER

         Notice is given that Articles of Merger which will effect a merger by and between Visual Services, Inc., a Georgia corporation, and Visual Services, Inc., a Michigan corporation, will be delivered to the Secretary of State for filing in accordance with the applicable provisions of the Georgia Business Corporation Code. The name of the surviving/acquiring corporation is Visual Services, Inc., a corporation incorporated in the State of Georgia, which will thereafter maintain the name of Visual Services, Inc. The registered office of the Corporation is located at 4900 Highlands Parkway, Smyrna, Georgia 30082 and its registered agent at such address is Harold D. Cannon.

Enclosed is a check in the amount of $40.00 in payment of the cost of publishing this notice. Please call me at 404-351-7766 if you have any questions about this matter.

                         Very truly yours,





                    Michael Augur Kilgore, Attorney on behalf of
                    Visual Services, Inc., a Georgia corporation








     September 30, 1997

     CERTIFICATE OF REQUEST FOR PUBLICATION AND PAYMENT

     The undersigned officer of Visual Services, Inc., a Georgia
corporation, hereby certifies	and verifies that the request for
publication of a notice of intent to file Articles of Merger, regarding its merger with Visual Services, Inc., a Michigan corporation, and the $40.00 payment for such publication have been made as required by subsection (b) of O.C.G.A. 14-2-
1105.1, as evidenced by a copy of the transmittal letter therefor to the Atlanta Business Chronicle attached hereto.

                    Visual Services, Inc., a Georgia corporation



                    By:___________________________
                       Harold D. Cannon, Secretary



                                                  Exhibit 21.1

LIST OF SUBSIDIARIES OF VSI HOLDINGS, INC.

Visual Services, Inc., a wholly owned Georgia corporation

Vispac, Inc., a wholly owned Georgia corporation

Advanced Animations, Inc., a wholly owned Georgia corporation

PSG International, Inc., incorporated in Georgia




                                                 Exhibit 23.1


CONSENT OF INDEPENDENT AUDITOR'S





We consent to the inclusion in this Annual Report on Form 10-K of our independent auditor's report dated December 7, 1998 on the financial statements of VSI Holdings, Inc. for the year ended September 30, 1998


							PLANTE & MORAN, LLP


Ann Arbor, Michigan
January 6, 1999




                                                    Exhibit 23.1

SIGNATURE AUTHORIZATION FOR ELECTRONIC FILING
(Regulation S-T, Sec. 232.302)




In connection with the Annual Report on Form 10-K of VSI Holdings,
Inc. for the year ended September 30, 1998, we hereby authenticate, acknowledge or otherwise authorize the use of the Plante & Moran, LLP signature in typed form on our independent auditor's report dated December 7, 1998 and on the Consent of Independent Auditors dated January 6, 1999 included therein.


							PLANTE & MORAN, LLP


Ann Arbor, Michigan
January 6, 1999