Form 10-Q
period 1998-12-31
VSI HOLDINGS INC
filed 1999-02-16
CIK 354611

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                    FORM 10-Q


       X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended December 31, 1998

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the Transition Period from      to


                        Commission File No. 1-12942

                         VSI HOLDINGS, INC.

            (Exact name of Registrant as specified in its charter)


         Georgia                                   22-2135522
State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)


                      2100 North Woodward Avenue    201 West
                        Bloomfield Hills, MI    48304-2263
                       (Address of principal executive offices)

                               (248) 644-0500
                Registrant's telephone number, including area code


 For information regarding this filing, contact:    Peggy Toth (248)  644-0500


                 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been
subject to such filing requirements for the past 90 days.  Yes      X
No______

                 Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13, or 14(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.  Yes       No     N/A   X

                 There were 32,936,090 shares of Common Stock, par value $.01 per share, outstanding at December 31, 1998. The Company held an additional 7,962,855 shares as treasury stock.





                          PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                          VSI HOLDINGS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET


                                 December 31             September 30
                                    1998                    1998
                                 __________              ____________

                                 (Unaudited)                (Audited)
            ASSETS

   CURRENT ASSETS
      Cash                      $    451,000            $     463,000
      Cash in escrow               2,175,000                1,797,000
      Trade accounts receivable:
                Billed            27,638,000               36,081,000
                Unbilled          10,579,000               13,485,000
       Notes receivable
        and advances:
          Related party               28,000                  319,000
          Other                    1,258,000                  800,000
       Inventory                     440,000                  409,000
         Accumulated costs of
          uncompleted programs     5,831,000                3,220,000
         Deferred tax asset          532,000                1,336,000
         Other current assets      1,321,000                1,158,000
                                    ________                __________

           Total current assets   50,253,000               59,068,000

   LONG-TERM PORTION
    OF NOTES RECEIVABLE
     Related Parties                 713,000                  804,000

   PROPERTY, PLANT AND EQUIPMENT  23,668,000               24,182,000

   DEFERRED TAX ASSET                194,000                  194,000

   INVESTMENTS                     6,260,000                1,021,000

   GOODWILL-NET                    4,211,000                4,286,000

            Total assets        $ 85,299,000             $ 89,555,000
                                ============             ============










                        VSI HOLDINGS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEET


                                    December 31                September 30
                                       1998                        1998
                                   (Unaudited)                  (Audited)

   LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
     Current portion of
      long term debt             $       498,000           $       461,000
     Trade accounts payable           11,312,000                11,926,000
     Notes payable to
      related parties                    888,000                       -
     Notes payable to bank            23,941,000                25,139,000
     Accrued liabilities               2,197,000                 3,817,000
     Federal income tax payable           -                      4,562,000
     Advances from customers for
      uncompleted projects             4,829,000                 4,042,000
                                      ___________              ___________
       Total current liabilities      43,665,000                49,947,000

   LONG-TERM LIABILITIES
     Notes payable
       Related parties                11,533,000                11,494,000
     Long-term debt - Other            5,886,000                 6,012,000
     Redeemable Common Stock           1,960,000                 1,960,000

   STOCKHOLDERS' EQUITY
     Preferred stock
     - $1.00 par value           $        -                 $        -
       per share, 2,000,000 shares
       authorized, no shares issued
     Common stock - $.01 par value       409,000                   407,000
       per share, 60,000,000 shares
       authorized, 40,899,000 shares
       issued at December 31, 1998
       and 40,741,000 at September
       30, 1998
     Additional paid-in capital        9,210,000                 8,208,000
     Stock Subscriptions Receivable      (24,000)                  (25,000)
     Translation Account                 (26,000)                  (23,000)
     Retained earnings                16,726,000                15,218,000
     Treasury stock, (at cost)
       7,963,000 shares at December
       31, 1998, 7,888,000 shares
       at September 30, 1998          (4,040,000)               (3,643,000)
                                      ___________               ____________
         Total stockholders' equity   22,255,000                 20,142,000

     Total liabilities and
      stockholders' equity           $85,299,000                $89,555,000
                 See Notes to Consolidated Financial Statements


                     VSI HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF INCOME

                                              Three Months Ended
                                      December 31               December 31
                                         1998                      1997
                                     (Unaudited)                (Unaudited)

     REVENUE                          35,337,000               $ 26,145,000

     EXPENSES
       Cost of revenue                17,071,000                 11,646,000
       Operating expenses             15,477,000                 11,496,000
                                      __________                 __________
                   Total expenses     32,548,000                 23,142,000

     OPERATING INCOME                  2,789,000                  3,003,000

     OTHER EXPENSES
       Interest and other
        income (expense)                 180,000                    244,000
       Interest expense                 (604,000)                  (249,000)
                                       __________                   ________
              Total other expenses      (424,000)                    (5,000)
     INCOME - Before income taxes      2,365,000                  2,998,000

     PROVISION FOR INCOME TAXES          855,000                  1,019,000
     INCOME FROM CONTINUING
       OPERATIONS                    $ 1,510,000                $ 1,979,000

     Discontinued Operations
       Loss for Discontinued
         Operations - Net of Income
         Tax Benefit of $6,000 for
         the three months Ended
         December 31,1997                  -                        (12,000)

     NET INCOME                     $ 1,510,000                 $ 1,967,000
                                     ===========                 ==========


See Notes to Consolidated Financial Statements


                                 VSI HOLDINGS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF INCOME - Continued

                                               Three Months Ended
                                   December 31                 December 31
                                      1998                         1997
                                   (Unaudited)                (Unaudited)
EARNINGS PER SHARE:
     Basic:
         Income from Continuing
           Operations             $      0.05                 $      0.06
         Loss from Discontinued
           Operations                     -                            -
                                    _________                   __________
     Net Income                          0.05                        0.06
                                    ========                     =========
     Fully Diluted:
         Income from Continuing
           Operations            $       0.05                $       0.06
         Loss from Discontinued
           Operations                     -                            -
                                    _________                   __________
Net Income                               0.05                        0.06
                                     ========                    =========

Weighted Average Shares
         Basic                      32,822,000                  32,635,000
         Dilutive                   33,448,000                  33,198,000


                 See Notes to Consolidated Financial Statements


                         VSI HOLDINGS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                               Three Months Ended
                                    December 31           December 31
                                      1998                   1997
                                    (Unaudited)           (Unaudited)
Cash Flows from Operating Activities
   Net Income                     1,510,000                  1,967,000
   Adjustments to reconcile net
    income to net cash from operating
     Activities:
       Depreciation and
        amortization              1,534,000                   939,000
       Equity in losses of
        unconsolidated investee      61,000                    54,000
       Non-cash proceeds from
         sale of subsidiary
       Deferred income taxes        804,000                 1,013,000
       Bad debt expense              -                        (10,000)
       (Increase) decrease in
         assets:                     -                           -
       Net Changes                   -                           -
         Trade accounts
          receivable            11,349,000                  9,248,000
         Inventory                 (31,000)                  (341,000)
         Other Current Assets     (163,000)                 2,130,000
         Accumulated costs of
          uncompleted programs  (2,611,000)                (4,609,000)
       Increase (decrease)
        in liabilities:
          Trade accounts payable  (614,000)                (1,725,000)
          Accrued liabilities   (5,197,000)                (1,305,000)
          Advances from
           customers for
           uncompleted projects    409,000                  2,426,000
                                  ________                    ________
             Net cash provided by
              (used in) operating
                  activities     7,051,000                  9,787,000

Cash Flows from Investing Activities
         Changes notes receivable (458,000)                  (367,000)
         Changes notes receivable
           Related                 382,000                   (645,000)
         Changes property and
           equipment              (945,000)                (1,067,000)
         Investment in
          unconsolidated
          investments           (5,300,000)                     -
                               ____________               ____________
           Net cash provided by
           (used in) investing
            activities          (6,321,000)                (2,079,000)

Cash Flows from Financing Activities
          Changes Long Term Debt   (89,000)                   (84,000)
          Change to related party
           debt                    927,000                    (59,000)
          Net borrowings Notes
           Payable              (1,198,000)                (7,789,000)
          Proceeds from exercise
           of stock options         (1,000)                     3,000
          Proceeds from issuance of
           stock                    19,000                     61,000
          Payment for redemption of
           stock                  (397,000)                     -
          Distributions to
           shareholders              -                        (19,000)
                                  __________                 __________
          Net cash provided by
          (used in) financing
           activities             (739,000)                (7,887,000)


                      VSI HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CASH FLOWS - Continued

Effect of Exchange Rate
  Changes on Cash                  (3,000)                      -

Net Increase (Decrease)in Cash     (12,000)                  (179,000)


Cash - Beginning of Period         463,000                    235,000
                                   _______                    ________

Cash - End of Period               451,000                     56,000
                                   =======                     =======


See Notes to Consolidated Financial Statements


                         VSI Holdings, Inc.
                          and Subsidiaries
                     Notes to Consolidated Financial Statements



1. The consolidated financial statements included herein have been prepared by the Company without audit pursuant to the rules of the Securities and Exchange Commission. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Examples include provisions for bad debts and the length of product life cycles and buildings' lives. Actual results may differ from these estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the accompanying balance sheets and statements of income and cash flows include all adjustments (consisting only of normal recurring items) necessary for a fair presentation of the results for the interim period, in conformity with generally accepted accounting principles.

2. The interim financial information presented herein should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended September 30, 1998. The interim results for the three months ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999.

3. Certain reclassifications have been made to the December 31, 1997 financial statements to conform to the classifications used at December 31, 1998.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



BUSINESS DESCRIPTION:

VSI Holdings, Inc. (the "Company") is a full service supplier to businesses; providing imaginative and integrated applications of technology and systems encompassing marketing initiatives, communications, education and training, and entertainment.

The Company consists of these wholly-owned subsidiaries in the Marketing Services and Entertainment business sectors under the following trade names
- Visual Services, Inc., a broad-based provider of educational curriculums and product training; interactive technology-based Distance Learning Systems; product launches; Web site development, internet, intranet, and extranet solutions; direct-response and site-based marketing; change process and cultural change consulting: Vispac, Inc., integrated logistics and Performance Systems Group; in-field consulting and change process sustainment services: and Advanced Animations, Inc., a manufacturer of product simulators, animatronic figures and displays for theme parks, casinos, and retail.

The Company serves its global customers from its Bloomfield Hills, Michigan headquarters and offices in California, Vermont, and Canada. The Company employs more than 1,025 professionals.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, consisting of Advanced Animations, Inc., Vispac, Inc., Visual Services, Inc., and PSG International, Inc. Inter-company balances and transactions have been eliminated in consolidation.

Discontinued Operations.   In June 1998, the Company decided to sell the
subsidiaries constituting the retail sector. Subsequently, it was sold to Martin S. Suchik and certain of his affiliated entities in exchange for a surrender of 143,750 shares of the Company. As a result, the Company no longer has any involvement in the retailing of women's apparel. The Company recognized a post-tax loss on discontinued operations of $428,000, and a net gain on the sale of $271,000 for the year ended September 30, 1998.
The Company does not expect any other operating losses from this activity.

Stock and Stock Options Granted
In the current fiscal quarter, the Company issued options for 100,000 shares of the Company's common stock. One-half of the options are exercisable two years from the date of the grant, with the remaining options exercisable three years from the date of the grant. The options have an exercise price ranging from $5.75 to $8.20 and expire five years from the date of grant.


OPERATING RESULTS
THREE MONTHS ENDED DECEMBER 31, 1998 VERSUS THE THREE MONTHS ENDED DECEMBER 31, 1997.

Revenues were $35,337,000 for the three months ended December 31, 1998, compared to $26,145,000 for the same period last year. This increase of 35% is partially attributable to projects with a new automotive client and to Internet and E-Commerce business with existing clients. Revenue growth was negatively impacted due to some program cancellations and schedule slippage resulting from the General Motors labor strike last year.

Operating Expense. The Company's operating expenses have grown from $11,496,000 for the three months ended December 31, 1997 to $15,477,000 in the three months ended December 31, 1998. This increase is mainly attributable to personnel costs to support the workload generated by additional sales. An additional contributor to the increased expense levels were the wage escalations for computer-industry professionals and Michigan's extremely tight and competitive contract labor supply. The Company's future operating results will depend in part on management's ability to manage any future growth and control expenses. The Company intends to pursue its continued growth of its business, however, there can be no assurance that such growth will be achieved. A decline in revenues, without a corresponding and timely reduction in staffing and other expenses, or a staffing increase that is not accompanied by a corresponding increase in revenues, could have a material adverse effect on the Company's operating results.

Net income for the three months ended December 31, 1998 was $1,561,000 compared to $1,967,000 for the same period last year. This decrease is attributable to the following factors: (1) the wage escalations for computer-industry professionals; (2) Michigan's extremely tight and competitive contract labor supply; (3) start up costs associated with new projects in the Internet and E-Commerce areas; (4) growth in fixed costs due to facility and equipment acquisitions in the prior year.

Because of these factors, while the Company expects to show revenue growth for the year ending September 30, 1999, net earnings may not similarly increase.

Liquidity and Capital Resources

The Company has various bank lines of credit totaling $45,000,000. At December 31, 1998, the Company had borrowed $23,941,000 against these lines. Two lines of credit totaling $30,000,000 which had been scheduled to mature January 31, 1999 have been extended to April 30, 1999. The remaining line matures June 30, 1999.

The Company has had a long-term relationship with its current bank. Through the years, it has provided financing and lines of credit for the Company.
There can, however, be no assurances that the lines of credit will be renewed. If the Company is unable to renew the line of credit, other sources of financing would be sought, primarily a line of credit from another banking institution.

Since the Company is a net borrower of funds, minimal cash balances are kept on hand. At any point in time, the Company may have more money in checks outstanding than the cash balance. When checks are presented for payment, the bank notifies the Company, which borrows on its lines of credit to cover the checks.

The Company believes that cash flows from operations, along with bank borrowings, will be sufficient to finance the Company's activities in 1999. On a long-term basis, increased financing may be necessary to fund any large project awarded to the Company, or any acquisitions the Company may make. The Company has no current plans to conduct an offering of its shares to the public in fiscal year 1999.

Accounts Receivable decreased $11,349,000 during the first quarter. Business historically reaches a peak at new vehicle model year introduction, which occurs at the end of the Company's fiscal year. These balances are collected in the first quarter of the following year.

In the summer of 1998, the Company committed to a $4 million investment in a limited partnership (as a limited partner) which will develop the Wonderful World Of Oz theme park. In September 1998, the Company invested $400,000. In the current year, the Company invested an additional $1.8 million in the theme park. Management expects to invest the remaining $1.8 million during the current fiscal year.

In December 1998, the Company invested $3.5 million in convertible preferred stock in a private placement offering of a company engaged in developing Internet-based education for colleges and universities. No further investment is currently being considered, with the exception of possible joint ventures in the future.

During the quarter ended December 31,1998, $4,500,000 was paid in federal income taxes. This amount was for the year ended September 30, 1998 and is the first full year of federal income tax paid by the Company compared to prior years where these subsidiaries were taxed as subchapter S Corporations.

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

Year 2000 (Y2K)
Most computer systems were originally designed to utilize a two-character field (or string of data) to reference any given year in the 20th century. If not corrected, many computer systems could fail or produce erroneous results. On January 1, 2000 computer systems may confuse "00" (meant to be 2000) as 1900.
A product defined as being Year-2000 compliant will not produce errors in date data related to the year change from December 31, 1999 to January 1, 2000.

State of Readiness
The Company's plans for preparing and testing its computer systems for Y2K compliance have been approved by its management, and the project is being funded in the normal course of the Company's operations. The Company expects to complete remediation of the Year 2000 issue for all Information Systems by June 1999, although no assurance can be given of the timely completion of this project. The Company estimates that the software remediation phase is more than 80 percent complete at January 31, 1999, and the remaining conversions are on schedule to be completed by spring of 1999. The Company has identified 5 distinct areas for its Year 2000 compliance efforts which involves all areas of the its business:

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

Y2K Programming Timing

                                       Plan Date              Present Status

Critical Business Computer Systems       2/99                    80%

Suppliers                                2/99                    95%

End-User computing                       1/99                   100%

Application Development                  3/99                    70%

Technical Infrastructure                 6/99                    45%

Y2K Costs
The Company estimates that it will spend about $400,000 during the current fiscal year for its Y2K compliance efforts. This estimate is as of January 31, 1999, and excludes the time that may be spent by management and administrative staff in guiding and assisting the information technology effort described above. All Y2K related costs are expected to be funded through operating cash flows. The cost of the project is based on the Company's estimates.

2K Risks
The most reasonably likely worst case scenario for the Company with respect to the Y2K problem is the failure of a third parties such as: energy, computer and component hardware, as well as other potential product or service suppliers failing to provide products and/or services. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's result of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's result of operations, liquidity or financial condition. The Year 2000 Project is expected to reduce the Company's level of uncertainty about the Year 2000 problem, and in particular, about the Year 2000 compliance and readiness of its material third parties. The Company believes, but can not assure that with the completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

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



"CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995"
Certain statements in Management Discussion and Analysis of Financial Condition and Results of Operations and certain other sections of this report are forward-looking. These may be identified by the use of forward-looking words or phrases such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential," among others. These forward-looking statements are based on the Company's reasonable current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results or experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements.
The risks and uncertainties that may affect the operations, performance, development and results of the Company include but are not limited to: (1) the complexity and uncertainty regarding the development of new products and services; (2) the loss of market share through competition; (3) the introduction of competing products or service technologies by other companies; (4) pricing pressures from competitors and/or customers; (5) the Company's inability to protect proprietary information and technology; (6) the Company's and its significant third parties inability to complete the implementation of its Year 2000 plans timely; (7) the loss of key employees.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is periodically involved in routine proceedings. There are no legal matters, existing, pending, or threatened, which management presently believes could result in a material loss to the Company.

Item 2. Changes in Securities and Use of Proceeds

                 None

Item 3. Defaults upon Senior Securities

                 None

Item 4. Submission of Matters to a Vote of Security Holders

                 None

Item 5. Other Information

                 None

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

             2.1 AGREEMENT AND PLAN OF REORGANIZATION AND CORPORATE SEPARATION DATED EFFECTIVE SEPTEMBER 30, 1998.

b. Reports on Form 8-K

                   None


Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   VSI Holdings, Inc.
                                                   Registrant


February 15, 1999                                  /S/Steve Toth, Jr.
                                                   Steve Toth, Jr., Drector,
                                                   President and Chief Executive
                                                   Officer


February 15, 1999                                  /S/Thomas W. Marquis
                                                   Thomas W. Marquis, Director,
                                                   Treasurer, Chief Accounting
                                                   and Financial Officer

                                    EXHIBIT INDEX

Exhibit
Number


        2.1 AGREEMENT AND PLAN OF REORGANIZATION AND CORPORATE SEPARATION DATED EFFECTIVE SEPTEMBER 30, 1998.


Exhibit 2.1

AGREEMENT AND PLAN OF REORGANIZATION AND CORPORATE SEPARATION.


AGREEMENT, made as of the thirtieth day of September, 1998 by and among (i) VSI Holdings, inc., a corporation organized and existing under the laws of the State of Georgia ("VSI"), (ii) BKNT Retail Stores, Inc. ("RSI"), JD Dash,
Inc. ("Dash") and BKNT, Inc. ("BKNT"), each corporations organized and existing under the laws of the State of Georgia, (iii) Martin S. Suchik, a resident of the State of Georgia ('Suchik"), and (iv) each of the trusts established by Suchik on October 18, 1987 for the benefit of his children Kendra Lynn ("Kendra Trust"), Steven Eckard ("Steven Trust"), and Kelly Shorb ("Kelly Trust").

WHEREAS, VSI owns all of the issued and outstanding capital stock of RSI, Dash and BKNT ("the Distributed Companies"); and WHEREAS, it is the desire of VSI to separate the businesses of the Distributed Companies from the business of VSI.

NOW THEREFORE, in consideration of the mutual covenants herein set forth, the parties agree as follows:

1. Distribution of  Stock
VSI will distribute all its stock in RSI (500 shares), which shall constitute all such stock outstanding, to the Distributees as follows: Suchik 50 shares, Kendra Trust 150 shares, Steven Trust 150 shares and Kelly Trust 150 shares. VSI will distribute all its stock in Dash (500 shares), which shall constitute all such stock outstanding, to the Distributees as follows: Suchik 50 shares, Kendra Trust 150 shares, Steven Trust 150 shares and Kelly Trust 150 shares. VSI will distribute all its stock in BKNT (6,300 shares), which shall constitute all such stock outstanding, to the Distributees as follows:
Suchik 630 shares, Kendra Trust 1,890 shares, Steven Trust 1,890 shares and Kelly Trust 1,890 shares.

2. Surrender of Stock
The Shareholder Distributees shall surrender stock of the distributing corporation, VSI, as follows: Suchik 14,375 shares, Kendra Trust 43,125 shares, Steven Trust 43,125 shares and Kelly Trust 43,125 shares.

3. Closing
The closing shall take place at 2100 Woodward Avenue, Bloomfield Hills, MI 48304, on or before January 31, 1999.

4. Procedures for the Corporate Separation
The Corporate Separation shall be consummated and the purposes of this Agreement accomplished in accordance with the following procedures:

4.1 Authorization by VSI Board to Consummate; Approval by Distributee Shareholders. This Agreement shall be approved by the affirmative vote of all of the disinterested directors of VSI, whereupon the officers of VSI shall be authorized to execute and deliver this Agreement.

4.2 Other Approvals: Closing. VSI and the Distributee Shareholders shall proceed expeditiously and cooperate fully in the procurement of any other consents and approvals and in the taking of any other action, and the satisfaction of all other requirements prescribed by law or otherwise, necessary for the consummation of the Corporate Separation on the terms herein provided by the Effective Date. The parties hereto shall proceed in good faith to complete their due diligence and consummate the Corporation Separation as soon as practicable following approval of the Agreement by the Board of Directors of VSI, but in no event later than the Closing Date.

4.3 Effective Time of the Corporate Separation. Subject to the terms and upon satisfaction of all requirements of law and the conditions specified in the Agreement, the Corporate Separation shall become effective by operation of law without further act or deed upon the part of either VSI or the Shareholder Distributees, and the Effective Time shall be the close of business of September 30, 1998.

4.4 Other acts. The Shareholder Distributees and the directors and officers of VSI, RSI, Dash and BKNT, both prior to and following the Effective Date, shall execute all such other instruments and shall take all such other actions as may be necessary or advisable to consummate the Corporate Separation and to cause this Agreement to be carried out in accordance with its terms.

5. Effect of the Agreement
Upon the Effective Date, the respective names; Articles of Incorporation and Bylaws; and directors and officers of RSI, DASH and BKNT shall continue in effect. All assets of RSI, DASH and BKNT shall remain each respective corporation's property and vest without any conveyance or other transfer. All liabilities of each corporation shall continue to exist and be the responsibility of such corporation.

6. Representations and Warranties of VSI and Distributed Companies
VSI and each of the Distributed Companies represent and warrant to the Shareholder Distributees as follows:

6.1 Organization. The Distributed Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Georgia with power and authority necessary to carry on the business in which it is engaged, to own the property owned by it, and to enter into and perform its obligations under this Agreement.

6.2 Capital Stock. As of the date of this Agreement, the issued and outstanding capital stock of RSI and DASH consists of 500 shares of common stock, $1.00 par value, and of BKNT consists of 6,300 shares of common stock, $0.10 par value. There are no outstanding securities of any Distributed
Company which are convertible into, or evidence the right to purchase or subscribe for, any shares of capital stock of the issuing entity. There are no outstanding or authorized options, warrants, calls, subscriptions, rights, commitments or any other agreements of any character obligating any Distributed Company to issue any shares of its capital stock or any securities convertible into or evidencing the right to purchase or subscribe for any shares of such stock. There are no agreements or understandings with respect to the voting, sale or transfer of any shares of capital stock of any Distributed Company.

6.3 Financial Statements. Each of the Financial Statements of the Distributed Companies was prepared in accordance with generally accepted accounting principles applied on a consistent basis, and fairly present the financial position of each Distributed Company as of the dates thereof and the results of its operations and changes in its financial position for the periods then ended.

6.4 Authorization of Agreement; No Breach. The execution and delivery of this Agreement has been duly authorized by the Board of Directors of VSI, the sole shareholder of each Distributed Company. This Agreement is thus a legal, valid and binding obligation of VSI and such Distributed Company, enforceable against said entity in accordance with its terms. All persons who have executed this Agreement or who have voted or will act on behalf of the Distributed Company have been duly authorized to do so by all necessary corporate action of the Distributed Company. The execution, delivery and performance of this Corporation Separation will not (i) violate or result in any breach of, or default and acceleration under, the Articles of Incorporation or Bylaws of any Distributed Company or any instrument or agreement to which any Distributed Company is a party or is bound; (ii) violates any judgment, order, injunction, degree or award against or binding upon any Distributed Company or upon the securities, property or business of any Distributed Company; or (iii) to the knowledge of any Distributed Company, violate any law or regulation of any jurisdiction relating to any Distributed Company or to its securities, properties or business.

6.5 Litigation and Material Claims. There are no judgments unsatisfied against any Distributed Company or consent decrees or injunctions to which any Distributed Company is subject, and there is no litigation, claim or proceeding pending, or, to the knowledge of any Distributed Company, threatened against or relating to any Distributed Company, or its properties or business, which would have a material adverse effect on the Corporate Separation.

6.6 Tax Matters. Each Distributed Company has filed all foreign, federal, state and local tax returns (including information returns and reports) required to be filed, and has paid or made adequate provision for all foreign, federal, state and local taxes and other income, social security, wage withholding, excise, withholding, sales and use or similar taxes and taxes of any kind, together with any related penalties, additions or interest charges required to be paid therewith. All such taxes and governmental charges levied or assessed against the property or business of any Distributed Company have been paid, other than taxes or charges, the payment of which is not yet due or which, if due, is not yet delinquent or which have not been finally determined or which are being contested in good faith. To the knowledge of each Distributed Company, no additional tax has been assessed, discussed or proposed with respect to taxable periods occurring prior to the Effective
Date by the Internal Revenue Services or other applicable taxing authority. There are no known tax liens on any property of any Distributed Company.

7. Covenants and Agreements of Distributed Companies
VSI and each Distributed Company covenants and agrees with VSI and the Shareholder Distributees as follows:

7.1 Changes in Articles of Incorporation or Bylaws. Before the Closing Date, there will be no changes in the Articles of Incorporation or Bylaws of any Distributed Company or in the authorized or issued capital stock of any Distributed Company except with the express written consent of VSI and the Shareholder Distributees.

7.2 Issuance or Purchase of Securities. Before the Closing Date, there will be no changes in the Articles of Incorporation or Bylaws of any distributed Company or in the authorized or issued capital stock of any Distributed Company except with the express written consent of VSI and the Shareholder Distributees.

7.3 Maintenance of Properties. Prior to the Closing Date, each Distributed Company will maintain its properties and assets in good repair, order and condition, reasonable wear and use excepted, and will maintain its books, accounts and records in the usual, regular and ordinary manner on a basis consistent with prior years and in accordance with generally accepted accounting principles consistently applied throughout the periods covered by such statements. Prior to the Closing Date, each Distributed Company will not cancel any insurance policy or other contract or agreement unless such contract, insurance policy or agreement is replaced in the ordinary course of business.

7.4 Access to Properties and Records. Prior to the Closing Date, the Distributed Company will allow access to its properties and as much of its books and records as may be useful for the Shareholder Distributees to make such investigation as it may desire of the properties and businesses. Each Distributed Company will permit the Shareholder Distributees to review and examine its assets, books and records, and otherwise have general access to its facilities and key personnel, for the sole purpose of conducting its due diligence investigation during its normal business hours and days. Each Distributed Company will also permit the Shareholder Distributees and its agents to discuss the financial condition, business and affairs of the Distributed Company with its independent certified public accountants. The Shareholder Distributees shall use such information solely for the purpose of their due diligence in connection with the transactions contemplated by this Agreement, shall keep all such information confidential, provided that such information may be disclosed to directors, officers, employees, lenders, attorneys and representatives of VSI who need to know such information, and, upon termination of this Agreement, the Shareholder Distributees shall return all copies of such information to the Distributed Company.

7.5 Taxes. Each Distributed Company shall punctually pay and discharge prior to the Closing Date all taxes, assessments and other governmental charges lawfully imposed upon it or any of its properties, or upon the income and profits thereof; provided, however, that nothing herein shall prohibit any Distributed Company from contesting in good faith and by appropriate proceedings the validity of any tax, assessment or governmental charge.

7.6 Operation of Business. Before the Closing Date, each Distributed Company agrees: (I) to operate in the ordinary course of business only; and (II) to use its best efforts to preserve intact its key employees, and maintain satisfactory business relationships with vendors, licensors, suppliers, distributors and others have business relationships with the Distributed Company.

7.7	Best Efforts.  Subject to the terms and conditions herein provided, each
Distributed Company agrees to use its best efforts to take, or cause to be taken, all action required to be taken and to do, or cause to be done, all things necessary, proper or advisable under applicable laws and regulations to consummate and effect the Acquisitions.

7.8 Consents. Each Distributed Company will use all reasonable efforts to obtain consents of all third parties with which it has contractual relations which might prohibit or otherwise affect the consummation of the Acquisitions.

8. Representations and Warranties of Shareholder Distributees
Each of the Shareholder Distributees represent and warrant to VSI and the respective Distributed Companies as follows:

8.1 Litigation and Material Claims. There are no judgements unsatisfied against the Shareholder Distributees or consent decrees or injunctions to which they are subject, and there is no litigation, claim or proceeding pending, or, to the knowledge of the Shareholder Distributees, threatened against or relating to the Shareholder Distributees, or its properties or business, which would have a material adverse effect on the Corporate Separation.

9. Covenants and Agreements of Shareholder Distributees
Each of the Shareholder Distributees covenants and agrees with VSI and the respective Distributed Companies as follows:

9.1 Best Efforts. Subject to the terms and conditions herein provided, each Shareholder Distributee agrees to use its best efforts to take, or cause to be taken, all action required to be taken and to do, or cause to be done, all things necessary, proper or advisable under applicable laws and regulations to consummate and effect the Corporate Separation.

9.2 Consents. Each of the Shareholder Distributees will use all reasonable efforts to obtain consents of all third parties with which it has contractual relations which might prohibit or otherwise affect the consummation of the Corporate Separation.

10. Conditions Precedent To Obligations Of VSI And Distributed Companies
The obligations of VSI and each Distributed Company under this agreement are subject to the fulfillment prior to or on the Closing Date of the following conditions:

10.1 Representations and Warranties. Each of the representations and warranties of the Shareholder Distributees contained in this agreement shall be accurate in all material respects as of the date hereof and as of the Closing Date, and the Shareholder Distributees shall have performed all covenants and agreements on its part required to be performed and shall not be in default under any of the provisions of this Agreement at the Closing Date. In the event any representation or warranty of any Shareholder Distributees contained in this Agreement is not accurate in all material respects as of the date hereof and as of the Closing Date and such inaccurate representation or warranty was not known by such Shareholder Distributee to be inaccurate at such date or if any representation or warranty cannot be remade at the Closing Date due to changes in facts and circumstances beyond the control of such Shareholder Distributee, the sole remedy of VSI and the Distributed Companies against the Shareholder Distributees and their respective officers, directors and agents hereunder is not to perform the obligations of VSI and the Distributed Companies hereunder.

10.2 Consents. Each Shareholder Distributee shall have obtained consents of all third parties with which it has contractual relations which might prohibit or otherwise affect the consummation of the Acquisitions contemplated by this Agreement and all such consents shall have been executed and delivered to VSI and the Distributed Companies.

10.3 Absence of Litigation. No order of any court of competent jurisdiction shall have been entered and not withdrawn prohibiting consummation of the Acquisitions, and no action or proceeding shall be instituted or threatened before any court, governmental agency or regulatory body seeking to enjoin or modify, or to obtain damages or a discovery order in respect of, the Acquisitions or any other transaction contemplated by this Agreement.

11. Conditions Precedent To Obligations Of Shareholder Distributees
The obligations of the Shareholder Distributees under this Agreement are subject to the fulfillment prior to or on the Closing Date of the following conditions:

11.1 Representations and Warranties. Each of the representations and warranties of VSI and the Distributed Companies contained in this Agreement shall be accurate in all material respects as of the date hereof and as of the Closing Date, and VSI and the Distributed Companies shall have performed all covenants and agreements on its part required to be performed and shall not be in default under any of the provisions of this Agreement at the Closing Date. In the event any representation or warranty of VSI or an Distributed Company contained in this Agreement is not accurate in all material respects as of the date hereof and as of the closing Date and such inaccurate representation or warranty was not known by said entity to be inaccurate at such date or if any representation or warranty cannot be remade at the Closing Date due to changes in facts and circumstances beyond the control of said entity, the sole remedy of the Shareholder Distributees against VSI and the Distributed Companies and its officers, directors and agents hereunder is not perform the obligations of the Shareholder Distributees hereunder.

11.2 Certified copies of Resolutions. VSI shall have delivered to the Shareholder Distributees copies, certified by the duly qualified and acting Secretary thereof, of resolutions adopted by its Board of Directors with respect to this Agreement.

11.3 Consents. VSI and the Distributed Companies shall have obtained consents of all third parties with which it has contractual relations which might prohibit or otherwise affect the consummation of the Acquisitions contemplated by this Agreement and all such consents shall have been executed and delivered to the Shareholder Distributees.

11.4 No Material Adverse Change. Prior to the Effective date, there shall be no material adverse change in the assets or liabilities the business or prospects of the Distributed Companies, whether as a result of any legislative or regulatory change, revocation of any license or rights to do business, fire, acts of war, explosion, accident, casualty, labor trouble, flood, drought, riot, storm, condemnation or act of God or other public force or otherwise.

11.5 Absence of Litigation. No order of any court of competent jurisdiction shall have been entered and not withdrawn prohibiting consummation of the Acquisitions, and no action or proceeding shall be regulatory body seeking to enjoin or modify, or to obtain damages or a discovery order in respect of, the Acquisitions or any other transaction contemplated by this Agreement.

11.6 Completion of Due Diligence. The Shareholder Distributees and their representatives shall have completed to its satisfaction the review of the Distributed Companies as contemplated by this Agreement, and no fact or circumstance shall have come to the attention of the Shareholder Distributees as a result of such review which materially and adversely affects the business, prospects or financial condition of any of the Distributed Companies or any of their respective assets or properties.

12. Amendments and Waivers

12.1 Amendments. Before the Closing date, this Agreement may be amended, modified or supplemented in writing in such manner as may be approved by VSI, the Distributed Companies and the Shareholder Distributees.

12.2 Waivers. Any party to this Agreement, acting individually or through its Board of Directors, as applicable, shall have the right at any time to waive any or all of the conditions precedent to its obligations to the consummation of the transactions contemplated by this Agreement, except any condition that, if not satisfied, would result in violating any law or applicable governmental regulation.

13. Miscellaneous

13.1 Entire Agreement. This agreement embodies the entire agreement and understanding between the parties hereto with regard to the subject matter hereof and supersedes all prior agreements and understandings relating to such subject matter.

13.2 Governing Law. This Agreement shall be governed by, construed and enforced in accordance with the laws of the state of Georgia regarding obligations of the VSI, the Distributed Companies and the Shareholder Distributees.

13.3 Headings. The headings in this Agreement are for convenience only and shall not affect the construction or interpretation of this Agreement.

13.4 Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed an original instrument, but all of which together shall constitute one and the same instrument.

13.5 Expenses. Except as set forth herein, each party to this Agreement shall bear its own costs and shall make no claim for contribution form any other party.

13.6 Termination. Unless consummated sooner, this Agreement and the parties' obligations hereunder and be of no further force and effect after the closing Date except those set forth in Section 6.4 of this Agreement which shall survive any termination hereunder.

13.7 Time of the Essence.  Time shall be of the essence for this Agreement.

13.8 Non-Survival of Representations and Warranties. The representations and warranties of the parties to this Agreement shall not survive the Closing Date.

In Witness Whereof, the parties hereto have caused this Agreement to be duly executed and delivered as of the date first written above.

VSI Holdings, Inc.              JD Dash, Inc.,              BKNT, Inc.,
a Georgia corporation          a Georgia corporation       a Georgia corporation

By:__________________         By:_________________         By:________________
    Sr. Vice President            Vice President              President

BKNT Retail Stores, Inc.,         Martin S. Suchik,
a Georgia Corporation             individually

By:__________________             /s/Martin S. Suchik
    President


Kendra B. Suchik Trust            Steven E. Suchik Trust

By:/s/Michael Augur Kilgore         By:/s/Michael Augur Kilgore
      Trustee                                    Trustee

Kelly S. Suchik Trust

By:/s/Michael Augur Kilgore
     Trustee

















19