Form 10-Q
period 1999-03-31
VSI HOLDINGS INC
filed 1999-05-14
CIK 354611

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q

          ___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934
                  For the Quarterly Period Ended March 31, 1999

          _______ TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from_______to_______

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.  Yes__X___    No______

There were 32,658,157 shares of Common Stock, par value $.01 per share, outstanding at March 31, 1999. The Company held an additional 7,962,855 shares as treasury stock.

                     PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

               VSI HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET


                                      March 31      September 30
                                        1999           1998
                                    (Unaudited)      (Audited)
ASSETS

CURRENT ASSETS
 Cash                               $ 1,288,000    $   463,000
 Cash in escrow                       2,254,000      1,797,000
 Trade accounts receivable:
  Billed                             24,007,000     36,081,000
  Unbilled                           21,365,000     13,485,000
 Notes receivable and advances:
  Related party                          24,000        319,000
  Other                                 301,000        800,000
 Inventory                              436,000        409,000
 Accumulated costs of uncompleted
  programs                            4,793,000      3,220,000
 Deferred tax asset                     140,000      1,336,000
 Other current assets                 2,265,000      1,158,000
                                     __________     __________

   Total Current Assets              56,873,000     59,068,000

LONG-TERM PORTION
 OF NOTES RECEIVABLE - Related Parties  777,000        804,000

PROPERTY, PLANT AND EQUIPMENT        23,038,000     24,182,000

DEFERRED TAX ASSET                      194,000        194,000

INVESTMENTS                           9,955,000      1,021,000

GOODWILL-NET                          4,136,000      4,286,000
                                     __________     __________
   Total Assets                     $94,973,000    $89,555,000
                                    ===========    ===========


              VSI HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET


                                      March 31      September 30
                                       1999            1998
                                    (Unaudited)      (Audited)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of long term debt  $   505,000    $   461,000
 Trade accounts payable              14,589,000     11,926,000
 Notes payable to related parties     1,118,000          -
 Notes payable to bank               28,863,000     25,139,000
 Accrued liabilities                  2,319,000      3,817,000
 Federal income tax payable                -         4,562,000
 Advances from customers for
  uncompleted projects                5,707,000      4,042,000
                                     __________     __________
   Total Current Liabilities         53,101,000     49,947,000

LONG-TERM LIABILITIES
 Notes payable - Related parties     11,572,000     11,494,000
 Long-term debt - Other               5,713,000      6,012,000
 Redeemable Common Stock                  -          1,960,000
                                     __________     __________
   Total Long-Term Liabilities       17,285,000     19,466,000

STOCKHOLDERS' EQUITY
 Preferred stock - $1.00 par value  $     -        $     -
  per share, 2,000,000 shares
  authorized, no shares issued
 Common stock - $.01 par value          406,000        407,000
  per share, 60,000,000 shares
  authorized, 40,621,000 shares
  issued at March 31, 1999
  and 40,741,000 at September 30, 1998
 Additional paid-in capital           9,307,000      8,208,000
 Stock Subscriptions Receivable           -            (25,000)
Accumulated Other Comprehensive Income
  Translation Account                   (16,000)       (23,000)
  Unrealized Gain on Securities,
    Net of Tax of $392,000              760,000          -
 Retained Earnings                   18,170,000     15,218,000
 Treasury stock, (at cost) -         (4,040,000)    (3,643,000)
  7,963,000 shares at March 31, 1999,
  7,888,000 shares at September 30, 1998
                                     __________     __________
   Total Stockholders' Equity        24,587,000     20,142,000

   Total Liabilities and            $94,973,000    $89,555,000
    Stockholders' Equity            ===========    ===========



                 See Notes to Consolidated Financial Statements

                   VSI HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF INCOME

                                       Three Months Ended
                                     March 31         March 31
                                       1999             1998
                                     (Unaudited)     (Unaudited)

REVENUE                              $40,513,000     $40,480,000

EXPENSES
 Cost of revenue                      21,264,000      21,048,000
 Operating expenses                   16,110,000      14,743,000
                                      __________      __________
   Total Expenses                     37,374,000      35,791,000

OPERATING INCOME                       3,139,000       4,689,000

OTHER EXPENSES
 Interest and other income (expense)     (67,000)        218,000
 Interest expense                       (703,000)       (488,000)
                                      __________      __________
   Total Other Expenses                 (770,000)       (270,000)
INCOME - Before income taxes           2,369,000       4,419,000

PROVISION FOR INCOME TAXES               925,000       1,503,000
                                      __________      __________
INCOME FROM CONTINUING OPERATIONS    $ 1,444,000     $ 2,916,000
                                     ===========     ===========
Discontinued Operations
 Loss from Discontinued Operations -        -        $  (352,000)
  Net of Income Tax Benefit of $182,000
  for the three months ended March 31,1998

NET INCOME                           $ 1,444,000     $ 2,564,000
                                     ===========     ===========

OTHER COMPREHENSIVE INCOME
 Foreign Currency Translation Adjustment (16,000)          -
 Unrealized gain on Securities, Net      760,000           -
  of Tax of $392,000                  __________      __________
TOTAL OTHER COMPREHENSIVE INCOME     $   744,000     $     -

COMPREHENSIVE INCOME                 $ 2,188,000     $ 2,564,000

See Notes to Consolidated Financial Statements


                   VSI HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF INCOME - Continued

                                       Three Months Ended
                                     March 31         March 31
                                       1999             1998
                                     (Unaudited)     (Unaudited)
EARNINGS PER SHARE:
 Basic:
  Income from Continuing Operations  $ 0.04          $ 0.09
  Loss from Discontinued Operations      -            (0.01)
                                    _________      __________
  Net Income                         $ 0.04          $ 0.08
                                    =========      ==========
 Fully Diluted:
  Income from Continuing Operations  $ 0.04          $ 0.09
  Loss from Discontinued Operations      -            (0.01)
                                    _________      __________
  Net Income                         $ 0.04          $ 0.08
                                    =========      ==========

Weighted Average Shares
 Basic                               32,916,000      32,835,000
 Dilutive                            33,602,000      33,438,000




  See Notes to Consolidated Financial Statements

                   VSI HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF INCOME

                                        Six Months Ended
                                     March 31         March 31
                                       1999             1998
                                    (Unaudited)     (Unaudited)

REVENUE                              $75,850,000     $66,625,000

EXPENSES
 Cost of revenue                      38,335,000      32,694,000
 Operating expenses                   31,587,000      26,239,000
                                      __________      __________
   Total Expenses                     69,922,000      58,933,000

OPERATING INCOME                       5,928,000       7,692,000

OTHER EXPENSES
 Interest and other income (expense)     113,000         462,000
 Interest expense                     (1,307,000)       (737,000)
                                      __________      ___________
   Total Other Expenses               (1,194,000)       (275,000)
INCOME - Before income taxes           4,734,000       7,417,000

PROVISION FOR INCOME TAXES             1,780,000       2,522,000
                                      __________      __________
INCOME FROM CONTINUING OPERATIONS    $ 2,954,000     $ 4,895,000
                                     ===========     ===========
Discontinued Operations
 Loss from Discontinued Operations -       -         $  (364,000)
  Net of Income Tax Benefit of $188,000
  for the six months ended March 31,1999

NET INCOME                           $ 2,954,000     $ 4,531,000
                                     ===========     ===========

OTHER COMPREHENSIVE INCOME
 Foreign Currency Translation Adjustment (16,000)          -
 Unrealized gain on Securities, Net      760,000           -
  of Tax of $392,000                  __________      __________
TOTAL OTHER COMPREHENSIVE INCOME     $   744,000     $     -

COMPREHENSIVE INCOME                 $ 3,698,000     $ 4,531,000

See Notes to Consolidated Financial Statements


                   VSI HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF INCOME - Continued

                                        Six Months Ended
                                     March 31         March 31
                                       1999             1998
                                     (Unaudited)     (Unaudited)
EARNINGS PER SHARE:
 Basic:
  Income from Continuing Operations  $  0.09         $  0.15
  Loss from Discontinued Operations      -             (0.01)
                                     _________       _________
  Net Income                         $  0.09         $  0.14
                                     =========       =========
 Fully Diluted:
  Income from Continuing Operations  $  0.09         $  0.15
  Loss from Discontinued Operations      -             (0.01)
                                     _________       _________
  Net Income                         $  0.09         $  0.14
                                     =========       =========

Weighted Average Shares
 Basic                               32,823,000       32,734,000
 Dilutive                            33,492,000       33,312,000




  See Notes to Consolidated Financial Statements


                VSI HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS

                                        Six Months Ended
                                         March 31     March 31
                                          1999         1998
                                       (Unaudited)   (Unaudited)
Cash Flows from Operating Activities
 Net Income                            $ 2,954,000  $ 4,531,000
 Adjustments to reconcile net income to
  Net cash from operating activities:
    Depreciation and amortization        3,086,000    1,808,000
    Equity in losses of unconsolidated
      investee                              61,000       54,000
    Deferred income taxes                1,196,000         -
    (Increase) decrease in assets:
     Trade accounts receivable           4,194,000   (8,003,000)
     Inventory                             (27,000)     145,000
     Other Current Assets               (1,107,000)   2,430,000
     Accumulated costs of uncompleted
      programs                          (1,573,000)  (6,689,000)
    Increase (decrease) in liabilities:
     Trade accounts payable                703,000   18,125,000
     Accrued liabilities                (5,378,000)    (525,000)
     Advances from customers for
      uncompleted projects               1,208,000    1,239,000
                                        __________   __________
     Net cash provided by (used in)
      operating activities               5,317,000   13,115,000

Cash Flows from Investing Activities
  Changes notes receivable                 499,000     (120,000)
  Changes notes receivable Related         322,000    9,011,000
  Changes property and equipment        (1,792,000)  (5,771,000)
  Investment in unconsolidated
   investments                          (7,843,000)        -
  Acquisition of PSG International            -      (2,525,000)
                                        __________   __________
     Net cash provided by (used in)
      investing activities              (8,814,000)     595,000


                   VSI HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS - Continued

Cash Flows from Financing Activities
  Changes Long Term Debt                  (255,000)     (90,000)
  Change to related party debt           1,196,000      647,000
  Net borrowings Notes Payable           3,724,000   (3,199,000)
  Proceeds from exercise of stock options   23,000        3,000
  Proceeds from issuance of stock           24,000      117,000
  Payment for redemption of stock         (397,000)        -
  Distributions to shareholders               -     (11,195,000)
                                        __________   __________
     Net cash provided by (used in)
      financing activities               4,315,000  (13,717,000)


Effect of Exchange Rate Changes on Cash      7,000         -

Net Increase (Decrease)in Cash             825,000       (7,000)


Cash - Beginning of Period                 463,000      235,000
                                        __________   __________

Cash - End of Period                    $1,288,000   $  228,000
                                        ==========   ==========


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

2. The interim financial information presented herein should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended September 30, 1998. The interim results for the six months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended September 30, 1999.

3. Certain reclassifications have been made to the March 31, 1998 financial statements to conform to the classifications used at March 31, 1999.

4. The Company evaluates the carrying value of goodwill for potential impairment on an ongoing basis. Such evaluations consider management's plans for future operations, recent operating results, undiscounted annual cash flows and other economic factors related to the operation to which the goodwill applies.

5. The Company adopted SFAS number 130, "Reporting Comprehensive Income", as of October 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, however, such as foreign currency translation adjustments and unrealized gains on available-for-sale securities, are reported as a direct adjustment to the equity section of the balance sheet. Such items, along with net income, are considered components of comprehensive income under the new standard. The adoption of SFAS number 130 had no effect on the Company's net income or stockholders equity.

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

The Company is attempting to position itself to take advantage of opportunities created by changes in technology. One of the Company's practices has been its usage of a wide variety of technologies, without overdependence on any one technology. This allows the Company to meet client needs with whatever technology is most appropriate.

The Company has negotiated the rights to design worldwide touring and permanent exhibitions based on the series of Grossology-themed books authored by science teacher Sylvia Branzei. The Company fully expects that Grossology will expand worldwide as it appeals to a variety of venues including science centers, children's museums, theme parks, malls and zoos. Revenues are expected to begin in the next fiscal year. This fiscal year, the initial exhibition design and construction will require capital investment of approximately $1,000,000, and will increase in future years based on the number of exhibits built.

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

Discontinued Operations.   In June 1998, the Company decided to
sell the subsidiaries constituting the retail sector. Subsequently, it was sold to Martin S. Suchik and certain of his affiliated entities in exchange for a surrender of 143,750 shares of the Company. As a result, the Company no longer has any involvement in the retailing of women's apparel. The Company recognized a post-tax loss on discontinued operations of $428,000, and a net gain on the sale of $271,000, for the year ended September 30, 1998. The Company does not expect any other operating losses from this activity.

Stock and Stock Options Granted
In the current fiscal year, the Company issued options for 100,000 shares of the Company's common stock. One-half of the options are exercisable two years from the date of the grant, with the remaining options exercisable three years from the date of the grant. The options have an exercise price ranging from $5.75 to $8.20 and expire five years from the date of grant.

In March, one of the Company's significant clients sold approximately a 35% interest in itself to a third party. The
Company does not expect that this will have a material impact on its revenues with this client.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

OPERATING RESULTS

Revenues were $40,513,000 for the three months ended March 31, 1999, compared to $40,480,000 for the same period last year. Revenues were $75,850,000 for the six months ended March 31, 1999, compared to $66,625,000 for the same period last year. This increase of 14% is partially attributable to first time business with an automotive client and to expanded Internet and E-Commerce business with existing clients. Revenue growth was negatively impacted due to some program cancellations, reductions, and schedule slippage.

Operating Expense. The Company's operating expenses have grown from $14,743,000 for the three months ended March 31, 1998 to $16,110,000 in the three months ended March 31, 1999. The Company's operating expenses have grown from $26,239,000 for the six months ended March 31, 1998 to $31,587,000 in the six months ended March 31, 1999. This 20% increase is mainly attributable to personnel costs to support an anticipated growth in sales. An additional contributor to the increased expense levels were the wage escalations for computer-industry and other professionals and Michigan's extremely tight and competitive contract labor supply.

Net income for the three months ended March 31, 1999 was $1,444,000 compared to $2,916,000 for the same period last year. Net income for the six months ended March 31, 1999 was $2,954,000 compared to $4,531,000 for the same period last year. This decrease is attributable to the following factors: (1) the wage escalations for computer-industry and other professionals; (2) Michigan's extremely tight and competitive contract labor supply;
(3) start up costs associated with new projects in the Internet and E-Commerce areas; (4) growth in fixed costs due to facility and equipment acquisitions in the prior year; (5) growth in the number of employees to handle an anticipated growth in sales.

Personnel Expenses. The Company has recently made some changes in its personnel structure, to employ fewer people and to utilize less contract labor. The impact of these changes will occur in future quarters. The annualized reduction is estimated to be approximately $1,800,000.

The Company competes in very competitive and volatile markets. The Marketing Services sector is subject to intense competition, as well as delays in project fulfillment due to matters beyond its control, such as delayed product launches, strikes at clients, and other factors. The Entertainment sector's sales represent discretionary spending on the part of its customers, and their customers. Some projects, which in aggregate are significant, have been postponed from this spring to later quarters. If these projects end up being deferred from this fiscal year to next fiscal year, it could have a material adverse effect on operating results. Such factors make it very difficult to project full year financial results.

The Company's future operating results will depend in part on management's ability to manage any future growth and control expenses. The Company intends to pursue the continued growth of its business, however, there can be no assurance that such growth will be achieved. A decline in revenues, without a corresponding and timely reduction in staffing and other expenses, or a staffing increase that is not accompanied by a corresponding increase in revenues, could have a material adverse effect on the Company's operating results.


Liquidity and Capital Resources

The Company has various bank lines of credit totaling $45,000,000, of which $15,000,000 matures on June 30, 1999, and the remainder in February and November of 2000. At March 31, 1999, the Company had borrowed $28,863,000 (including outstanding checks, less cash balances) against these lines. Interest on these lines is primarily based on LIBOR (London Inter-Bank Offered Rate) plus 1.5%.

The Company has had a long-term relationship with its current bank. Through the years, it has provided financing and lines of credit for the Company. There can, however, be no assurances that the lines of credit will be renewed when they mature. If the Company is unable to renew the line of credit, other sources of financing would be sought, primarily a line of credit from another banking institution.

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

Accounts Receivable decreased $4,194,000 during the first six months. Business historically reaches a peak at new vehicle model year introduction, which occurs at the end of the Company's fiscal year. These balances are collected in the first quarter of the following year.

During the six months ended March 31,1999, $4,500,000 was paid in federal income taxes. This amount was for the year ended September 30, 1998 and is the first full year of federal income tax paid by the Company compared to prior years where these subsidiaries were taxed as subchapter S Corporations, and Federal Income Taxes were paid by the individual shareholders.

280,000 shares of stock were issued in connection with the purchase of The Performance Systems Group in February 1998. These shares were subject to a put option whereby the holder of the shares could sell the shares back to the Company at a fixed price per share of $7.50 or a total of $2,100,000. This option has been exercised, and payment of this amount was made in March 1999.

INVESTMENTS

Recent material investments are listed in the next paragraphs.

In the summer of 1998, the Company committed to a $4 million investment in a limited partnership (as a limited partner) which will develop the Wonderful World Of Oz theme park. This theme park, located in Kansas, is based on the movie "The Wizard of Oz". In September 1998, the Company invested $400,000. In the first quarter, the Company invested an additional $1.8 million in the theme park. The Company invested the remaining $1.8 million during the second quarter. The Company expects that beginning next fiscal year it will receive revenues for the provision of marketing services and animatronics.

In December 1998, the Company invested $3.5 million in convertible preferred stock in a private placement offering of a company engaged in developing Internet-based education for colleges and universities. Through relationships with its educational partners, it develops, manages and markets on-line courses and degree programs.

During the second quarter, the Company paid $797,287.50 to exercise its option to acquire 177,175 shares of Navidec, Inc. at $4.50 each. The shares received cannot be sold for one year from the time of purchase. Navidec is traded on the NASDAQ system; as of March 31, 1999, the shares were at $11.00 each. The Company recorded an Unrealized Gain of $760,000 net of taxes of $392,000 for the Quarter ended March 31, 1999. The Company also has options on an additional 254,350 shares at $6.50; this option expires September 30, 1999.



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

State of Readiness
The Company's plans for preparing and testing its computer systems for Y2K compliance have been approved by its management, and the project is being funded in the normal course of the Company's operations. The Company expects to complete remediation of the Year 2000 issue for all Information Systems by July 1999, although no assurance can be given of the timely completion of this project. The Company estimates that the software remediation phase is more than 90 percent complete at April 30, 1999, and the remaining conversions are on schedule to be completed by spring of 1999. The Company has identified 5 distinct areas for its Year 2000 compliance efforts which involves all areas of the its business:

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

Y2K Programming Timing

                                   Plan Date      Present Status

Critical Business Computer Systems    7/99              80%

Suppliers                             2/99             100%

End-User computing                    1/99             100%

Application Development               5/99              85%

Technical Infrastructure              6/99              80%

Y2K Costs
The Company estimates that it will spend about $400,000 during the current fiscal year for its Y2K compliance efforts. This estimate is as of April 30, 1999, and excludes the time that may be spent by management and administrative staff in guiding and assisting the information technology effort described above. All Y2K related costs are expected to be funded through operating cash flows. The cost of the project is based on the Company's estimates.

Y2K Risks
The most reasonably likely worst case scenario for the Company with respect to the Y2K problem is the failure of a third parties such as: energy, computer and component hardware, as well as other potential product or service suppliers failing to provide products and/or services. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's result of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's result of operations, liquidity or financial condition. The Year 2000 Project is expected to reduce the Company's level of uncertainty about the Year 2000 problem, and in particular, about the Year 2000 compliance and readiness of its material third parties. The Company believes, but can not assure that with the completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

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

                 None

Item 3. Defaults upon Senior Securities

                 None

Item 4. Submission of Matters to a Vote of Security Holders

                 The Company's shareholders approved the election of the Board of Directors at the Annual Meeting of Shareholders held on April 20, 1999. In addition, the shareholders approved amendments to the 1997 Restricted Stock Plan, the 1997 Incentive Stock Option Plan, and the 1997 Employee Stock Purchase Plan. Voting was as follows:

Item                             For        Against     Abstained

A. Directors
   Steve Toth, Jr.            31,331,613         0         3,000
   Martin S. Suchik           31,331,613         0         3,000
   Thomas W. Marquis          31,331,613         0         3,000
   Terry Sparks               31,331,613         0         3,000
   Jerry L. Barton            31,331,613         0         3,000
   Dr. Kenneth L. Bernhardt   31,331,613         0         3,000
   Robert F. Sui              31,331,613         0         3,000

B. 1997 Incentive Stock Option
        Plan                  31,297,527    14,718        22,368
C. 1997 Restricted Stock
        Plan                  31,295,471    14,774        24,368
D. 1997 Employee Stock Purchase
        Plan                  31,302,927     7,218        24,468

Item 5. Other Information

                 None

Item 6. Exhibits and Reports on Form 8-K

Exhibits

                 None

Reports on Form 8-K

                 None



Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  VSI Holdings, Inc.
                                  Registrant


May 14, 1999                    /S/Steve Toth, Jr.
                                  Steve Toth, Jr., Director,
                                  President and Chief Executive
                                  Officer


May 14, 1999                    /S/Thomas W. Marquis
                                  Thomas W. Marquis, Director,
                                  Treasurer, Chief Accounting
                                  and Financial Officer