Form 10-Q
period 1999-06-30
VSI HOLDINGS INC
filed 1999-08-12
CIK 354611

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q

          ___X___ QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934
                  For the Quarterly Period Ended June 30, 1999

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

There were 32,880,555 shares of Common Stock, par value $.01 per share, outstanding at June 30, 1999. The Company held 270,250 of these shares as treasury stock.

                     PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

               VSI HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET


                                      June 30      September 30
                                       1999            1998
                                    (Unaudited)      (Audited)
ASSETS

CURRENT ASSETS
 Cash                               $   643,000    $   463,000
 Cash in escrow                       2,690,000      1,797,000
 Trade accounts receivable:
  Billed                             29,681,000     36,081,000
  Unbilled                           18,220,000     13,485,000
 Notes receivable and advances:
  Related party                          29,000        319,000
  Other                                 230,000        800,000
 Inventory                              458,000        409,000
 Accumulated costs of uncompleted
  programs                            5,624,000      3,220,000
 Deferred tax asset                     759,000      1,336,000
 Other current assets                 3,229,000      1,158,000
                                     __________     __________

   Total Current Assets              61,563,000     59,068,000

LONG-TERM PORTION
 OF NOTES RECEIVABLE - Related Parties  777,000        804,000

PROPERTY, PLANT AND EQUIPMENT (NET)  21,825,000     24,182,000

DEFERRED TAX ASSET                      194,000        194,000

INVESTMENTS                           9,617,000      1,021,000

GOODWILL-NET                          4,061,000      4,286,000
                                     __________     __________
   Total Assets                     $98,037,000    $89,555,000
                                    ===========    ===========


              VSI HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEET


                                      June 30      September 30
                                       1999            1998
                                    (Unaudited)      (Audited)


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of long term debt  $   559,000    $   461,000
 Trade accounts payable              14,921,000     11,926,000
 Notes payable to related parties     1,361,000          -
 Notes payable to bank               31,776,000     25,139,000
 Accrued liabilities                  2,387,000      3,817,000
 Federal income tax payable                -         4,562,000
 Advances from customers for
  uncompleted projects                5,938,000      4,042,000
                                     __________     __________
   Total Current Liabilities         56,942,000     49,947,000

LONG-TERM LIABILITIES
 Notes payable - Related parties     11,595,000     11,494,000
 Long-term debt - Other               7,740,000      6,012,000
 Redeemable Common Stock                  -          1,960,000
                                     __________     __________
   Total Long-Term Liabilities       19,335,000     19,466,000

STOCKHOLDERS' EQUITY
 Preferred stock - $1.00 par value  $     -        $     -
  per share, 2,000,000 shares
  authorized, no shares issued
 Common stock - $.01 par value          329,000        407,000
  per share, 60,000,000 shares
  authorized, 32,881,000 shares
  issued at June 30, 1999
  and 40,741,000 at September 30, 1998
 Treasury stock, (at cost) -         (1,406,000)    (3,643,000)
  270,000 shares at June 30, 1999,
  7,888,000 shares at September 30, 1998
Additional paid-in capital            6,485,000      8,208,000
 Stock Subscriptions Receivable           -            (25,000)
 Accumulated Other Comprehensive Income
  Translation Account                   (25,000)       (23,000)
  Unrealized Gain on Securities,
    Net of Tax of $275,000              534,000          -
 Retained Earnings                   15,843,000     15,218,000
                                     __________     __________
   Total Stockholders' Equity        21,760,000     20,142,000

   Total Liabilities and            $98,037,000    $89,555,000
    Stockholders' Equity            ===========    ===========



                 See Notes to Consolidated Financial Statements

                   VSI HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF INCOME

                                        Three Months Ended
                                       June 30         June 30
                                        1999            1998
                                     (Unaudited)     (Unaudited)

REVENUE                              $28,439,000     $37,817,000

EXPENSES
 Cost of revenue                      12,444,000      17,061,000
 Operating expenses                   18,742,000      16,779,000
                                      __________      __________
   Total Expenses                     31,186,000      33,840,000

OPERATING INCOME (LOSS)               (2,747,000)      3,977,000

OTHER EXPENSES
 Interest and other income (expense)    (181,000)         45,000
 Interest expense                       (692,000)       (505,000)
                                      __________      __________
   Total Other Expenses                 (873,000)       (460,000)
INCOME (LOSS) - Before income taxes   (3,620,000)      3,517,000

PROVISION FOR INCOME TAXES (BENEFIT)  (1,293,000)      1,195,000
                                      __________      __________
INCOME (LOSS) FROM CONTINUING
 OPERATIONS                          $(2,327,000)    $ 2,322,000
                                     ===========     ===========
Discontinued Operations
 Loss from Discontinued Operations -        -        $   (66,000)
  Net of Income Tax Benefit of $33,000
  for the three months ended June 30,1998

NET INCOME (LOSS)                    $(2,327,000)    $ 2,256,000
                                     ===========     ===========

OTHER COMPREHENSIVE LOSS
 Foreign Currency Translation Adjustment  (9,000)          -
 Unrealized loss on Securities, Net     (226,000)          -
  of Tax Benefit of $117,000         ____________    ___________
TOTAL OTHER COMPREHENSIVE LOSS       $  (235,000)    $     -

COMPREHENSIVE INCOME (LOSS)          $(2,562,000)    $ 2,256,000
See Notes to Consolidated Financial Statements


                   VSI HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF INCOME - Continued

                                       Three Months Ended
                                      June 30         June 30
                                       1999            1998
                                    (Unaudited)     (Unaudited)
EARNINGS (LOSS) PER SHARE:
 Basic:
  Income (Loss) from Continuing
   Operations                        $(0.07)         $ 0.07
  Loss from Discontinued Operations      -            (0.00)
                                    _________      __________
  Net Income (Loss)                  $(0.07)         $ 0.07
                                    =========      ==========
 Fully Diluted:
  Income (Loss) from Continuing
   Operations                        $(0.07)         $ 0.07
  Loss from Discontinued Operations      -            (0.00)
                                    _________      __________
  Net Income (Loss)                  $(0.07)         $ 0.07
                                    =========      ==========

Weighted Average Shares
 Basic                               32,623,000      32,959,000
 Dilutive                            33,286,000      34,219,000




  See Notes to Consolidated Financial Statements

                   VSI HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF INCOME

                                        Nine Months Ended
                                      June 30         June 30
                                       1999            1998
                                    (Unaudited)     (Unaudited)

REVENUE                             $104,289,000    $104,442,000

EXPENSES
 Cost of revenue                      50,779,000      49,755,000
 Operating expenses                   50,329,000      43,018,000
                                     ___________     ___________
   Total Expenses                    101,108,000      92,773,000

OPERATING INCOME                       3,181,000      11,669,000

OTHER EXPENSES
 Interest and other income (expense)     (68,000)        507,000
 Interest expense                     (1,999,000)     (1,242,000)
                                     ___________     ____________
   Total Other Expenses               (2,067,000)       (735,000)
INCOME - Before income taxes           1,114,000      10,934,000

PROVISION FOR INCOME TAXES               487,000       3,717,000
                                     ___________     ___________
INCOME FROM CONTINUING OPERATIONS   $    627,000    $  7,217,000
                                    ============    ============
Discontinued Operations
 Loss from Discontinued Operations -       -        $   (429,000)
  Net of Income Tax Benefit of $221,000
  for the nine months ended June 30,1998

NET INCOME                          $    627,000    $  6,788,000
                                    ============    ============

OTHER COMPREHENSIVE INCOME
 Foreign Currency Translation Adjustment (25,000)          -
 Unrealized gain on Securities, Net      534,000           -
  of Tax of $275,000                 ___________     ___________
TOTAL OTHER COMPREHENSIVE INCOME    $    509,000    $      -

COMPREHENSIVE INCOME                $  1,136,000    $  6,788,000

See Notes to Consolidated Financial Statements


                   VSI HOLDINGS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF INCOME - Continued

                                        Nine Months Ended
                                      June 30         June 30
                                       1999            1998
                                    (Unaudited)     (Unaudited)
EARNINGS PER SHARE:
 Basic:
  Income from Continuing Operations  $  0.02         $  0.22
  Loss from Discontinued Operations      -             (0.01)
                                     _________       _________
  Net Income                         $  0.02         $  0.21
                                     =========       =========
 Fully Diluted:
  Income from Continuing Operations  $  0.02         $  0.22
  Loss from Discontinued Operations      -             (0.01)
                                     _________       _________
  Net Income                         $  0.02         $  0.20
                                     =========       =========

Weighted Average Shares
 Basic                               32,849,000       32,804,000
 Dilutive                            33,531,000       33,487,000




  See Notes to Consolidated Financial Statements


                VSI HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS

                                           Nine Months Ended
                                         June 30       June 30
                                          1999          1998
                                       (Unaudited)   (Unaudited)
Cash Flows from Operating Activities
 Net Income                            $   627,000  $ 6,788,000
 Adjustments to reconcile net income to
  Net cash from operating activities:
    Depreciation and amortization        4,616,000    2,750,000
    Equity in losses of unconsolidated
      investee                             109,000       12,000
    Deferred income taxes                  577,000         -
    (Increase) decrease in assets:
     Trade accounts receivable           1,665,000  (10,253,000)
     Inventory                             (49,000)     436,000
     Other Current Assets               (2,071,000)   1,986,000
     Accumulated costs of uncompleted
      programs                          (2,404,000)  (6,601,000)
    Increase (decrease) in liabilities:
     Trade accounts payable              1,035,000   18,004,000
     Accrued liabilities                (5,192,000)    (523,000)
     Advances from customers for
      uncompleted projects               1,003,000    2,127,000
                                        __________   __________
     Net cash provided by (used in)
      operating activities                 (84,000)  14,726,000

Cash Flows from Investing Activities
  Changes notes receivable                 570,000     (117,000)
  Changes notes receivable Related Party   317,000    9,416,000
  Changes property and equipment        (2,034,000)  (8,723,000)
  Investment in unconsolidated
   investments                          (7,896,000)        -
  Acquisition of PSG International            -      (2,525,000)
                                        __________   __________
     Net cash provided by (used in)
      investing activities              (9,043,000)  (1,949,000)


                   VSI HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS - Continued

Cash Flows from Financing Activities
  Changes Long Term Debt                 1,826,000   11,509,000
  Change to related party debt           1,462,000   (9,694,000)
  Net borrowings Notes Payable           6,637,000   (2,843,000)
  Proceeds from exercise of stock options   23,000        3,000
  Proceeds from issuance of stock           30,000       48,000
  Purchase of treasury stock              (669,000)        -
  Distributions to shareholders               -     (11,346,000)
                                        __________   __________
     Net cash provided by (used in)
      financing activities               9,309,000  (12,323,000)


Effect of Exchange Rate Changes on Cash     (2,000)        -

Net Increase (Decrease)in Cash             180,000      454,000


Cash - Beginning of Period                 463,000      235,000
                                        __________   __________

Cash - End of Period                    $  643,000   $  689,000
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

2. The interim financial information presented herein should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Registrant's Annual Report on Form 10-K for the year ended September 30, 1998. Results for interim periods should not be considered indicative of the results that may be expected for the year ended September 30, 1999.

3. Certain amounts for prior periods were reclassified to conform with present period presentation.

4. We evaluate the carrying value of long-lived assets for potential impairment on an ongoing basis. Such evaluations consider management's plans for future operations, recent operating results, undiscounted annual cash flows and other economic factors related to the operation to which the asset applies.

5. We adopted SFAS number 130, "Reporting Comprehensive Income", as of October 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, however, such as foreign currency translation adjustments and unrealized gains on available-for-sale securities, are reported as a direct adjustment to the equity section of the balance sheet. Such items, along with net income, are considered components of comprehensive income under the new standard. The adoption of SFAS number 130 had no effect on our net income or stockholders equity.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



BUSINESS DESCRIPTION:

VSI Holdings, Inc. (the "Company", "we", "our", "us") is a full service supplier to businesses; providing imaginative and integrated applications of technology and systems encompassing marketing initiatives, communications, education and training, and entertainment.

The Company consists of wholly-owned subsidiaries in the Marketing Services and Entertainment business sectors under the following trade names:
Visual Services, Inc., a broad-based provider of educational curriculums and product training; interactive technology-based distance learning systems; product launches; Web site development, internet, intranet, and extranet solutions; direct-response and site-based marketing; change process and cultural change consulting.
Vispac, Inc., integrated logistics and call center operations. Performance Systems Group; in-field consulting and change process sustainment services.
Advanced Animations, Inc., a manufacturer of product simulators, animatronic figures and displays for theme parks, casinos, and retail.

We are attempting to position ourselves to take advantage of opportunities created by changes in technology. One of our practices has been the usage of a wide variety of technologies, without overdependence on any one technology. Over the last three years, we have spent over $20 million to enhance our competitive position. This allows us to meet client needs with whatever technology is most appropriate.

We have negotiated the rights to design worldwide touring and permanent exhibitions based on the series of Grossology-themed books authored by science teacher Sylvia Branzei. We fully expect that Grossology will expand worldwide as it appeals to a variety of venues including science centers, children's museums, theme parks, malls and zoos. Revenues are expected to begin in the next fiscal year. This fiscal year, the initial exhibition design and construction will require capital investment of approximately $1,000,000, and will increase in future years based on the number of exhibits built.

In response to an automotive client's direction that their employees acquire a "consumer headset" (learn how to develop an intuitive feel for the people who buy their products), VSI has developed training sessions for this need. We plan to execute 60 sessions this calendar year for over 8,000 participants. All participants spend time actually "one-on-one" listening to consumers. Beginning in late September, VSI will roll out 36 sessions in England and Germany for more than 5,000 of their European employees. These European sessions are designed to recreate the current U.S. program, by keeping the content and flavor of the current consumer-focused curriculum while incorporating a more global perspective. Both the U.S. and European training have sessions planned well into 2000.

We serve our global customers from our Bloomfield Hills, Michigan headquarters and offices in California, Vermont, and Canada. The
Company employs more than 1,000 professionals.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, consisting of Advanced Animations, Inc., Vispac, Inc., Visual Services, Inc., and PSG International, Inc. Inter-company balances and transactions have been eliminated in consolidation.

Stock and Stock Options Granted
In the current fiscal year, we issued options for 110,000 shares of our common stock. One-half of the options are exercisable two years from the date of the grant, with the remaining options exercisable three years from the date of the grant. The options have an exercise price ranging from $5.75 to $8.20 and expire five years from the date of grant.


OPERATING RESULTS

Revenues were $28,439,000 for the three months ended June 30, 1999, compared to $37,817,000 for the same period last year. Revenues were $104,289,000 for the nine months ended June 30, 1999, compared to $104,442,000 for the same period last year. This decrease of 25% for the three months is attributable to some program cancellations, reductions, and schedule slippage. We also expect a revenue decrease in this year's fourth quarter compared to last year's fourth quarter, although it is expected to exceed this year's third quarter. Management expects to return to profitability in the fourth quarter, and for that trend to continue next fiscal year.

Operating Expense. Our operating expenses have grown to $18,742,000 for the three months ended June 30, 1999 from $16,779,000 in the three months ended June 30, 1998. Our operating expenses have grown to $50,329,000 for the nine months ended June 30, 1999 from $43,018,000 in the nine months ended June 30, 1998. This increase is mainly attributable to the following factors: (1) the wage escalations for computer-industry and other professionals; (2) Michigan's extremely tight and competitive contract labor supply; (3) start up costs associated with new projects in the Internet and E-Commerce areas; (4) growth in fixed costs due to facility and equipment acquisitions in the prior year; (5) growth in the number of employees to handle an anticipated growth in sales.

We compete in very competitive and volatile markets. The Marketing Services sector is subject to intense competition, as well as delays in project fulfillment due to matters beyond its control, such as delayed product launches, strikes at clients, and other factors. The Entertainment sector's sales represent discretionary spending on the part of its customers, and their customers. Some projects, which in aggregate are significant, have been postponed from this spring to the fourth quarter, or next year. If these projects end up being deferred from this fiscal year to next fiscal year or canceled, it could have an adverse effect on operating results. Such factors make it difficult to project full year financial results.

Our future operating results will depend in part on management's ability to manage any future growth and control expenses. The Company intends to pursue the continued growth of its business, however, there can be no assurance that such growth will be achieved. A decline in revenues, without a corresponding and timely reduction in staffing and other expenses, or a staffing increase that is not accompanied by a corresponding increase in revenues, could have a material adverse effect on our operating results.


Liquidity and Capital Resources

We have various bank lines of credit totaling $45,000,000, which mature in February and November of 2000. At June 30, 1999, we had borrowed $31,776,000 (including outstanding checks, less cash balances) against these lines. Interest on these lines is primarily based on LIBOR (London Inter-Bank Offered Rate) plus 1.5%. The rate at June 30, 1999 was 6.4425%.

We have had a long-term relationship with our current bank. Through the years, it has provided financing and lines of credit for us. There can, however, be no assurances that the lines of credit will be renewed when they mature. If we are unable to renew the lines of credit, other sources of financing would be sought, primarily lines of credit from another banking institution.

Since we are a net borrower of funds, minimal cash balances are kept on hand. At any point in time, we may have more money in checks outstanding than the cash balance. When checks are presented for payment, the bank notifies us. We borrow on our lines of credit to cover the checks.

We believe that cash flows from operations, along with bank borrowings, will be sufficient to finance our activities in 1999. On a long-term basis, increased financing may be necessary to fund any large project awarded to us, or any acquisitions we may make. We have no current plans to conduct an offering of our shares to the public in fiscal year 1999.

During the nine months ended June 30,1999, $6,137,000 was paid in federal income taxes. Most of this amount was for the year ended September 30, 1998 and is the first full year of federal income tax paid by us compared to prior years where these subsidiaries were taxed as subchapter S Corporations, and Federal Income Taxes were paid by the individual shareholders.

During the current year, we have retired 8,024,000 shares of treasury stock with a cost of $4,866,000. During the current year, 127,000 shares of the Company were purchased in the open market for a total price of $669,000. We have no plan to purchase additional shares.

INVESTMENTS

Recent material investments are listed in the next paragraphs.

In the summer of 1998, we committed to a $4 million investment in a limited partnership (as a limited partner) which will develop a theme park, located in Kansas, based on the icon story "The Wizard of Oz". In September 1998, we invested $400,000. In the current fiscal year we invested the remaining $3.6 million. The limited partnership currently owns 25.6% of the park, which will be built on 1,900 acres. We have a 22.2% interest in the limited partnership, which also owns 7,100 acres surrounding the park, with development rights for that land. The park is estimated to be a $770 million project, with approved support exceeding $250 million from the state of Kansas and other governmental authorities, primarily in the form of Sales Tax Revenue bonds. Our Advanced Animations subsidiary has been designated as the exclusive supplier of all animatronic character elements for the park, which is scheduled to open in 2002. Our Visual Services, Inc. subsidiary is the exclusive marketing agency of record for the time period through the opening of the park.

In December 1998, we invested $3.5 million in convertible preferred stock in a private placement offering of eCollege.com, a company engaged in developing Internet-based education for colleges and universities. Through relationships with its educational partners, it develops, manages and markets on-line courses and degree programs. It has filed registration documents with the Securities and Exchange Commission pursuant to an initial public offering of common stock. The registration statement indicates that upon completion of the offering, our holdings will be converted to 703,213 shares of common stock. It is anticipated that these shares will have certain restrictions on near-term sale.

During the second quarter, we paid $797,287.50 to exercise its option to acquire 177,175 shares of Navidec, Inc. at $4.50 each. The shares received cannot be sold for one year from the time of purchase. Navidec is traded on the NASDAQ system; as of June 30, 1999, the shares were at $9.06 each. As part of Comprehensive Income, we recorded an Unrealized Gain of $534,000 net of income taxes of $275,000 for the nine months ended June 30, 1999. For the quarter, we recorded an Unrealized Loss of $226,000 net of income tax benefit of $117,000. We also have options on an additional 254,350 shares at $6.50; this option expires September 30, 1999. Management expects to exercise these options before September 30.


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

State of Readiness
Our plans for preparing and testing its computer systems for Y2K compliance have been approved by its management, and the project is being funded in the normal course of our operations. We expect to complete remediation of the Year 2000 issue for all Information Systems by September 1999, although no assurance can be given of the timely completion of this project. We estimate that the software remediation phase is more than 90 percent complete at July 30, 1999, and the remaining conversions are on schedule to be completed by autumn of 1999. We have identified 5 distinct areas for Year 2000 compliance efforts which involve all areas of the business:

Critical Business Computer Systems: These include computer systems and applications relating to operations such as financial reporting, human resources, sales, purchasing and new business development.

Suppliers: We are taking steps to determine the status of the Y2K compliance plans of our significant vendors. For instance, surveys have been sent to all significant vendors with whom we interact, requesting that they report their respective level of Y2K compliance. We are currently monitoring the progress of those business-critical vendors who are still working towards achieving compliance.

End-User Computing: Our plans include Y2K compliance of desktop and laptop computers used throughout the Company and replace or repair all non-complaint computers and related software.

Application Development: We are addressing the compliance regarding all applications development for internal and external clients by modifying or replacing existing applications.

Technical Infrastructure: We have established a testing facility for testing system infrastructures, internal phone systems, local area networks, electronic data center, e-mail systems and web hosting. Components are tested in the lab following Y2K compliance certification with suppliers. This should be the last step in Y2K verification.

Y2K Programming Timing

                                   Plan Date      Present Status

Critical Business Computer Systems    9/99              85%

Suppliers                             2/99             100%

End-User computing                    1/99             100%

Application Development               9/99              90%

Technical Infrastructure              6/99             100%

Y2K Costs
We estimate that we will spend about $400,000 during the current fiscal year for its Y2K compliance efforts. This estimate is as of July 30, 1999, and excludes the time that may be spent by management and administrative staff in guiding and assisting the information technology effort described above. All Y2K related costs are expected to be funded through operating cash flows. The cost of the project is based on our estimates.

Y2K Risks
The most reasonably likely worst case scenario for us with respect to the Y2K problem is the failure of a third parties such as: energy, computer and component hardware, as well as other potential product or service suppliers failing to provide products and/or services. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect our results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, we are unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on our results of operations, liquidity or financial condition. The Year 2000 Project is expected to reduce our level of uncertainty about the Year 2000 problem, and in particular, about the Year 2000 compliance and readiness of its material third parties. We believe, but can not assure that with the completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Readers are cautioned that forward-looking statements contained in the Year 2000 update should be read in conjunction with our disclosures under the heading: "CAUTIONARY STATEMENT FOR THE
PURPOSES OF THE "SAFE HARBOR"  PROVISIONS OF THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995".

Y2K Contingency Plan:
Currently, we do not anticipate the need for a contingency plan.
If necessary, a decision to create and implement a contingency plan is expected to be made by late summer 1999.

"CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995"
Certain statements in Management Discussion and Analysis of Financial Condition and Results of Operations and certain other sections of this report are forward-looking. These may be identified by the use of forward-looking words or phrases such as "believe," "expect," "anticipate," "should," "planned," "intend," "estimated," and "potential," among others. These forward-looking statements are based on the Company's reasonable current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results or experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company include but are not limited to: (1) the complexity and uncertainty regarding the development of new products and services; (2) the loss of market share through competition; (3) the introduction of competing products or service technologies by other companies; (4) pricing pressures from competitors and/or customers; (5) the Company's inability to protect proprietary information and technology; (6) the Company's and its significant third parties inability to complete the implementation of its Year 2000 plans timely; (7) the ability to hire and retain key employees; (8) successful completion and integration of future acquisitions; (9) uncertainties relating to business and economic conditions; (10) uncertainties relating to customer plans and commitments; (11) dependence on the automotive industry; (12) changes in our capital structure and cost of capital.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Our earnings are affected by changes in short-term interest rates as a result of our revolving credit agreements, which bear interest at a floating rate. We do not use derivative or other financial instruments to mitigate the interest rate risk. Risk can be estimated by measuring the impact of a near-term adverse movement of 100 basis points in short-term market interest rates. If short-term market interest rates average 100 basis points more in the next 12 months, the adverse impact on our results of operations would be approximately $210,000, net of income tax benefit. We do not anticipate any material near-term future earnings or cash flow expenses from changes in interest rates related to our long-term debt obligations as all of our long-term debt obligations have fixed rates.

Although we conduct business in foreign countries, principally Canada and Australia, foreign currency translation gains and losses are not material to our consolidated financial position, results of operation or cash flows. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are periodically involved in routine proceedings. There are no legal matters, existing, pending, or threatened, which management presently believes could result in a material loss to us.

Item 2. Changes in Securities and Use of Proceeds

                 None

Item 3. Defaults upon Senior Securities

                 None

Item 4. Submission of Matters to a Vote of Security Holders

                 Our shareholders approved the election of the Board of Directors at the Annual Meeting of Shareholders held on April 20, 1999. In addition, the shareholders approved amendments to the 1997 Restricted Stock Plan, the 1997 Incentive Stock Option Plan, and the 1997 Employee Stock Purchase Plan. Voting was as follows:

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

                 None

b. Reports on Form 8-K

                 None



Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  VSI Holdings, Inc.
                                  Registrant


August 11, 1999                   /S/Steve Toth, Jr.
                                  Steve Toth, Jr., Director,
                                  President and Chief Executive
                                  Officer


August 11, 1999                   /S/Thomas W. Marquis
                                  Thomas W. Marquis, Director,
                                  Treasurer, Chief Accounting
                                  and Financial Officer