Form 10-K
period 1999-09-30
VSI HOLDINGS INC
filed 1999-12-22
CIK 354611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 1-12942

VSI HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Georgia	22-2135522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2100 North Woodward Avenue, West 201
Bloomfield Hills, Michigan 48304-2263
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (248) 644-0500

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 par value; American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by checkmark whether Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant (3,312,801 shares), as of November 22, 1999, was approximately $12,423,003 (at closing price of $3.75).

The Registrant had 33,085,218 shares of Common Stock, $.01 par value, outstanding on November 22, 1999, excluding 300,250 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE--None

PART I.

Item 1. Business.

VSI Holdings, Inc. ("VSIH" referred hereinafter as the "Company", "We", "Us", "Our") presently consists of wholly owned divisions, strategic alliances, and equity investments that are compatible with its core segments of Marketing Services and Entertainment/Edutainment. Reference is made to Note 13 of Notes to Consolidated Financial Statements for financial information about industry segments.

We employ approximately 1,000 individuals in all operations, none of which are covered by an employment contract, nor are represented by a union. To date, we believe we have been successful in our efforts to recruit and retain qualified employees, but there is no assurance that it will continue to be as successful in the future. We believe relations with our employees are good.

In February 1998, we acquired the assets of The Performance Systems Group (PSG). PSG provides business process consulting and product training to automobile manufacturers and their dealership networks throughout Canada, Australia, and New Zealand. A portion of the goodwill associated with this purchase was recognized to be impaired in 1999. See Note 2 of Notes to Consolidated Financial Statements.

History of Company
As of October 1, 1996, Martin S. Suchik, was the President of The Banker's Note, Inc. ("TBN"), a public company incorporated in April 1981, that operated retail women's apparel stores. Prior to 1997, Suchik's uncle - Steve Toth, Jr., the President and Chief Executive Officer of the Company and its affiliates ("Toth") held a 33% interest in TBN as the result of the provision of financing which had started in 1991. In February 1997, TBN acquired Advanced Animations, Inc. ("AAI"), a company controlled by Toth, for 7,563,077 shares of TBN stock and Toth became TBN's controlling shareholder. In April 1997, the Company reincorporated in Georgia from Texas, changed its corporate name to "VSI Holdings, Inc." (VSIH) from "The Banker's Note, Inc.", and placed its women's apparel retailing business in an operating subsidiary, BKNT Retail Stores, Inc. ("RSI"). As of July 1 and September 30, 1997, the Company acquired Vispac, Inc. ("Vispac") for 6,200,000 shares of VSIH stock and Visual Services, Inc. ("VSI") for a net of 14,285,715 shares of VSIH stock. Both Vispac and VSI were also controlled by Toth. As of September 30, 1998, we sold subsidiaries constituting the former retail segment to Mr. Suchik and related entities. See Item 13 Contingent Liability for Discontinued Operations.

We operate our business through two separate business segments: Marketing Services segment and the Entertainment segment. See Note 13 of Notes to Consolidated Financial Statements for detailed segment information.

Marketing Services Segment: Visual Services, Inc. (VSI), Vispac Inc., Performance Systems Group (PSG)

VSIH's Marketing Services segment provides a broad range of marketing support, primarily to automotive manufacturers and their dealership networks in education and training, corporate communications, administrative services areas, and electronic commerce.

We have added capabilities and technical investments in order to provide expertise and integrated services for both business to business (B2B) and business to consumer (B2C) (such as coordinating web based sales and payments to a manufacturer's numerous suppliers) markets in the growing electronic commerce area.

Since the early 1960s product and service offerings were continuously broadened with a constant focus on providing innovative communications related solutions. The ability to provide unique communications solutions and to respond quickly to changing industry demands has resulted in VSI's development as a fully integrated provider of communications-related services with a diverse and encompassing array of products and services. As the automotive industry evolves and manufacturers increasingly rely on vendors to provide services previously performed in-house, VSI continues to expand its services and leverage off exptertise gained from past experiences. New engagements often result as outgrowths of previous projects. Vispac was formed in 1968 to provide warehousing and distribution services related to marketing fulfillment services.

Products and Services Overview
The Marketing Services segment's projects range from simple, short-term engagements to highly complex assignments lasting a number of years and involving many competencies. These services are delivered using an extensive array of disciplines, such as corporate website development for the internet and intranet, electronic commerce, customer relationship marketing via database management and ongoing customer contact and follow-up, interactive technologies (including video and CD-ROM), video conferencing, film, slides, live theater, computer graphics and animation, print multimedia, and global satellite broadcasts.

The Marketing Services segment's products and services can be grouped into three major categories.

1. Education and Training
VSI has targeted the education and training market as an area with substantial growth potential. The consumer's purchase and ownership experience have become critical to the purchasing decision in the automotive industry. Manufacturers are making financial commitments to educate their dealership personnel and to promote effective, customer-oriented processes in dealerships. VSI is a provider of educational resources to effect these improvements. VSI's curriculum design experts apply contemporary learning theories and state-of-the-art technology to create processes and materials that will effectively educate course participants. VSI's training programs use interactive technology, such as Interactive Distance Learning (IDL) (a live, satellite based, two way interactive broadcast technology), designed to improve employee productivity in the areas of product knowledge, team building, sales skills, personal skills and behavioral development. A priority in the changing environment is the opportunity offered by the web to provide world wide intregration of curriculum and access. We anticipate that our investments in eCollege.com and Visual Learning Systems will help us develop quicker and more complete training products and methodology.

We also provide Change Process solutions, which is the systematic approach towards envisioning and reaching elevated goals and objectives. Changing the culture of an organization is never easy. The problem is compounded with automotive manufacturers, who must not only transform their own large bureaucracies, but also their networks of thousands of independently owned dealerships. One example of this is our development of training sessions in response to an automotive client's direction that their employees acquire a "consumer headset" (learn how to develop an intuitive feel for the people who buy their products). We plan to execute 60 training sessions this calendar year for over 8,000 participants. All participants spend time actually "one-on-one" listening to consumers. In September, VSI began to roll out 36 sessions in England and Germany for more than 5,000 of the client's European employees. These European sessions are designed to recreate the current U.S. program, by keeping the content and flavor of the current consumer-focused curriculum while incorporating a more global perspective. Training sessions are planned well into 2000.

In addition, our learning centers provide seminars and we perform in-dealership training in which we train and facilitate the learning of product content information and effective sales and management skills. An example of VSI's expertise is the Ford Motor Company's XL2000: Excellence in Leadership Learning Center. Ford's XL2000 is a change process learning program, the goal of which is to profoundly change the relationship of Ford with its dealerships, the relationship of dealer management with dealer personnel, and ultimately the relationship between dealers and their customers. VSI managed the design and construction of the 42,000 square foot, XL2000 Leadership Learning Center. Curriculum design, facility operations and training facilitation are also provided by VSI. Thousands of Ford Motor Company and dealership personnel have attended the intensive three and a half day seminar.

2. Creative Marketing Services
We assist manufacturers in new automotive vehicle introductions (referred to as "launch"), using a variety of methods. We work with manufacturers in a consulting capacity to define proper launch strategy. We are called upon to conduct important internal communications events on critical issues to a variety of affected audiences. Examples of critical issues are changes in organizational structure or processes, new product launches, and meetings.

A dealer meeting or new product announcement show is the most common of these communication events. We provide complete, turnkey services, what we call total event management, in which we apply a focused team to manage the venue, the messages and media, attendee logistical services, and post-event reporting of the success in accomplishing the objectives.

VSI is producing an industry first consumer experience for General Motors which provides the opportunity to experience the complete portfolio of the manufacturer's products. The opportunity to drive and compare its vehicles and competitive vehicles in a neutral environment could lead to electronic commerce transaction activity for the manufacturer. Offered in selected markets, this activity has produced approximately 30,000 test drives over a given weekend.

VSI also develops innovative marketing tools on the World Wide Web. An example is helping a manufacturer sell branded vehicle accessories and other items via the internet. We manage electronic communication and payment instruction for our client and their suppliers. We also develop websites and oversee them where we manage and complete the transaction and tracking systems.

3. Integrated Marketing Logistics
Electronic commerce is providing a dramatic challenge for manufacturers and retailers, forcing the need for a ready made connect between the web order and the "back end" logistics and fulfillment.

VSI manages a process to acquire leads generated through media advertising or through lead-generation programs executed by VSI or other suppliers. Lead acquisition is supported by telephone, web, fax, e-mail, consultative information and sales assistance using permission marketing, events, direct mail and marketing partnership referrals. Relational databases are built to manage inbound and outbound communication transactions, through which relationships between prospects and the manufacturer are formed.

Once leads become qualified prospects, VSI is tasked with influencing direct involvement, product trial and, ultimately, purchase of the product. After the sale, we continue to attempt to influence the customer's relationship with the automotive manufacturer and the dealer through owner communication and direct marketing of offers such as extended service contracts and accessories. In addition to purchase offers, we also provide owner communication programs, loyalty and retention programs such as owner clubs, scheduled vehicle maintenance reminders, magazines, lease loyalty programs; information and literature fulfillment; and mail/catalog order sales.

Information Technology uses all of the media, research and technology tools available to marketers today to communicate with target audiences and to create a relationship that informs, educates and, ultimately, encourages a move toward a purchase or participation.

Subsequent to year end, we formed our BackPac operation, which combines a suite of telephony solutions including e-mail response system products, one on one consultative chat services, third party site interception data base management and with the fulfillment by our Vispac subsidiary for on-line ordering and logistics. Its mission is to provide integrated customer and back end support for electronic commerce.

Customers
Both VSI and Vispac receive over 90% of their revenue in the automotive industry. The various divisions of Ford, General Motors, and Nissan accounted for 65%, 78%, and 71% of our revenues for fiscal years 1999, 1998, and 1997 respectively. The loss of any of these customers would have a material adverse effect on us. While these companies have historically been steady customers, there can be no assurance that such relationships will continue.

We have focused on developing clients that are outside the automotive industry. Two major pharmaceutical companies have contracted with us to provide services resulting in revenues projected for 2000 of approximately $6 million.

Future revenues are dependent on such factors as new product introductions, the automotive industry's attention to process improvement within the dealerships, the industry's focus on customer satisfaction and global training, and the speed at which our clients embrace electronic commerce as an alternative. Recent developments among our automotive clients suggests that the migration to electronic commerce will be rapid.

Industry and Competition
The number of suppliers to the automotive industry is dwindling. Manufacturers are demanding capital investments in systems and technology from their suppliers. This trend is causing suppliers to consolidate and streamline their operations. As a turnkey business communication provider to the automotive industry, management believes it is well positioned to continue to compete in this highly competitive environment.

Manufacturers are focusing on their core business processes, which generally involves product development, assembly, distribution, and financing. We expect to continue to benefit from the practice of turning other essential but non-core business processes such as marketing, communication, and training functions over to third party vendors.

As a consolidator of business product training and technique, we believe that the use of on-line and distance learning technology will continue to grow. More and more corporations are using web and distance learning training as an alternative to costly trips to attend or conduct training sessions.

We provide a broad range of services and products that compete primarily with a variety of agencies, incentive and distribution fulfillment and marketing services firms. These firms generally provide a limited range of services that compete only with a portion of our services. Management believes that no single company or small group of companies dominates the marketing services industry.

Competition in the Marketing Services segment is intense, and we expect that competition will increase. We compete on the basis of service quality, creativity and price. We compete against many companies, some of which have significantly greater financial resources than we have. There can be no assurance that we will have the financial resources, technical expertise or marketing, distribution and support capabilities to compete in the future. Competitive pressures could reduce the demand for our products and services, cause us to reduce prices, increase expenses or cause delays or cancellations of customer orders, any of which could adversely affect our business and results of operations.

In October 1999, the Marketing Services segment had backlogs of approximately $85 million, all of which is expected to be completed by the coming fiscal year. This is a 6% increase over the approximately $80 million in October 1998. We consider backlog to represent firmly committed business. The forward-looking estimates of the firmness of such orders is subject to future events (e.g. cancellation of a purchase order by a client due to strike, budget constraints, or other client internal matters) which may cause the amount of the backlog actually fulfilled to change. The principal markets for our services are the North American operations of automobile manufacturers and their distribution networks, including automotive dealerships. Services are sold directly to the manufacturer and/or dealer. We use a variety of distribution methods to deliver its services, including the U.S. Postal Service, commercial freight services, the Internet and satellite transmissions.

There are currently no products in development that would require significant financial investment to bring to market. Materials have historically been widely available from numerous sources. We have no material patents, trademarks, licenses, franchises, or concessions. There is no significant seasonality in the Marketing Services segment. The Marketing Services segment competes primarily in the automotive industry, where slow payment of invoices is a standard practice. Bank lines of credit are used to finance receivables.

The Entertainment Segment: Advanced Animations, Inc., (AAI) and Advanced Exhibits Division (AE)

AAI provides commercial-based, compliant-motion technology for 3-D animatronic (robotic) figures for display in theme parks, casinos, retail and other worldwide entertainment venues. AAI uses hydraulic motion technology to create lifelike movement. This technology has attracted projects such as the T2:3D "The Battle Across Time" exhibit at Universal Studios in Florida, California, and Japan, and the upcoming Men In Black exhibit at Universal Studios, Florida and at Caesars Palace in Las Vegas. We expect theme park business to increase in the Asian markets. All manufacturing and design work occurs at AAI's Stockbridge, Vermont, facility.

Advanced Animations' products are sold on a custom, made-to-order basis directly to companies worldwide. Its focus is to enhance our growth by developing proprietary products which include dark rides (an amusement ride which goes through a dark building viewing themed scenery and animatronic figures) and edutainment properties which appeal to the entertainment industries. An examples is our educational "Pajama Sam - No Need to Hide When It's Dark Outside" dark ride.

As an example of its technology, AAI's Drunk Driving Simulator is in its 12th year of touring the U.S. The tours, sponsored by Chrysler Corporation and supported by Mothers Against Drunk Driving, visit over 350 high schools per year. The technology used in the simulator is proprietary, and is owned by AAI and VSI Holdings.

AE, a division of AAI, has reached a definitive agreement with Putnam Penguin for rights to design worldwide touring exhibitions based on the "Grossology" - themed series of children's books written by Sylvia Branzei (New York Children's Best Seller List). We have collaborated with Science World British Columbia to design and implement the educational tour which will include museums, theme parks and mall markets, beginning in 2000. The 5,000 sq. ft. exhibition will allow the visitor to enter a 3-D interactive world patterned after the images shown in the books, utilizing sophisticated animatronics and imaginative 3-D hands-on interactives to actively engage visitors in games, challenges, role-playing, self-analysis and other activities. In focus group research we conducted with Science Centers, "Grossology" was rated as the most desirable theme among numerous alternatives.

AA was awarded The Wonderful World of OZ theme park animated character production contract. The theme park, located in the state of Kansas, is based on the 1939 MGM film entitled "The Wizard of Oz" and the 40 Oz books written by L. Frank Baum and other authors. The park is designed to be a resort and conference hotel complex, and is scheduled to open in 2003. Our current estimate for revenue from OEC for animated character production and dark ride fulfillment is $8 million to be earned prior to the opening of the park. See Item 7 Investing Activities.

Materials have historically been widely available from numerous sources. We have no material patents, trademarks, franchises or concessions. There is no significant seasonality in the Entertainment segment. We receive payments as work progresses on custom projects, so there are no significant working capital issues. AAI has no customers who constitute more than 10% of consolidated revenue.

In October 1999 the Entertainment segment had backlogs of approximately $6 million, all of which is expected to be completed in the coming fiscal year. This compares to approximately $1.5 million in October 1998. The forward-looking estimates of the firmness of such orders is subject to future events which may cause the amount of the backlog actually fulfilled to change.

Competition in the Entertainment segment is intense, and we expect that competition will increase. We compete on the basis of product quality, creativity and price. There can be no assurance that we will have the financial resources, technical expertise or marketing, distribution and support capabilities to compete in the future. Competitive pressures could reduce the demand for our products and services, cause us to reduce prices, increase expenses or cause delays or cancellations of customer orders, any of which could adversely affect the business and results of operations.

Item 2. Properties.

Our headquarters are located in Bloomfield Hills, Michigan and consists of 103,000 square feet. The current lease continues until February 2003 and has a five-year renewal option. This facility is also the base for subsidiary VSI, which also leases a training facility/office of 38,000 square feet in Rochester Hills, Michigan, a training facility/office of 42,000 square feet in Allen Park, Michigan, a 23,000 square foot storage facility in Livonia, Michigan and a 12,000 square foot sales office in Cypress, California. VSI owns a 45,000 square foot office building in Livonia, Michigan, which houses its dialogue center.

Vispac is based in a 149,000 square foot office/warehouse building in Livonia, Michigan that it leases from a partnership that is, directly or indirectly, owned by a Toth family investment partnership. Vispac owns two warehouse facilities in Livonia, Michigan of 92,000 and 93,000 square feet that collateralize mortgages of $2,605,000 and $2,400,000; Vispac also leases a 175,000-square foot warehouse in Ypsilanti Township, Michigan.

The Entertainment segment is based in a 26,900 square foot office/manufacturing plant in Stockbridge, Vermont. The property is owned by AAI.

We generally consider the productive capacity of each facility operated by each of our industry segments to be adequate and suitable for our requirements.

Item 3. Legal Proceedings.

The Company is periodically involved in routine proceedings. There are no legal matters, existing, pending, or threatened, which management presently believes could result in a material loss to the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The Common Stock trades on the American Stock Exchange under the "VIS" symbol. The table sets forth the trading prices for the Common Stock by quarter as reported for the last two years. The range of prices for the Common Stock, as reported by Reuters Limited, follows:

Fiscal Quarters	High	Low

First Quarter, 1998	$7.13	$4.75
Second Quarter, 1998	7.13	6.00
Third Quarter, 1998	8.13	6.13
Fourth Quarter, 1998	7.25	4.75

First Quarter, 1999	$6.00	$3.19
Second Quarter, 1999	7.25	4.75
Third Quarter, 1999	5.88	4.13
Fourth Quarter, 1999	4.69	3.13

Based on past requests for proxy materials, we believe that we have substantially more beneficial holders of our Common Stock than the approximately 390 "of record" holders on November 22, 1999. We currently reinvest all earnings rather than paying cash dividends and, for the foreseeable future, intend to continue that policy. Our loan agreements prohibit the payment of cash dividends without prior bank approval. No dividends were declared in the two year period ended September 30, 1999.

Item 6. Selected Financial Data.

BALANCE SHEET DATA	As of
(in thousands)	Sep. 30	Sep. 30	Sep. 30	Sep. 30	Sep. 30
	1999	1998	1997	1996	1995

Working Capital	$9,074	$9,121	($1,969)	$9,105	$10,368
Total Assets	98,302	89,555	77,069	66,856	67,103
Long-Term Debt	19,296	17,506	5,281	1,900	1,406
Redeemable Common Stock	0	1,960	0	0	0
Total Liabilities	75,983	69,413	65,402	36,784	41,116
Stockholders' Equity	22,319	20,142	11,667	28,072	25,987
See footnotes below	1	1	2 & 3	2	2

OPERATING DATA	Year Ended
(in thousands, except per share)	Sep. 30	Sep. 30	Sep. 30	Sep. 30	Sep. 30
	1999	1998	1997	1996	1995

Net Sales	$143,773	$163,426	$130,526	$128,213	$112,059
Income (Loss) from Continuing Operations	(498)	9,211	9,658	9,141	3,096
Income (Loss) from Continuing Operations Per Share	(0.02)	0.28	0.20	0.18	0.10
Number of Shares	32,816	32,851	32,784	32,767	32,453
See footnotes below	1 & 5	1	2 & 4	2 & 4	2 & 4

The Company paid no dividends on its Common Stock during any of the periods presented.

1. September 30, 1999 and 1998 balance sheet data and operating data exclude BNKT Retail Stores, Inc. accounts.

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

4. Pro Forma Earnings per Share Information for 1997 through 1995: See Income Statement of Consolidated Financial Statements

5. The loss from continuing operations in 1999 includes charges to earnings of $421,000 and $2,154,000 related to the impairment of long-lived assets and a reduction in the value of goodwill, respectively. See Notes 2 and 4 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OPERATING RESULTS

Marketing Services Segment:

Year Ended September 30, 1999
Revenues from the Marketing Services segment decreased 14% to $134,708,000 for the year ended September 30, 1999 from $155,949,000 last year. This decrease was due to approximately $10,000,000 in various projects which were completed and not replaced with similar work during the fiscal year, and another $11,000,000 was lost due to project scope reduction and schedule slippage. This business is expected to be replaced with a full service vehicle launch and a large scale ride and drive in similar revenue amounts in addition to new electronic commerce web site development and management during the fiscal year ending September 30, 2000.

Cost of revenue as a percentage of sales decreased approximately two percentage points from last year. The jobs mentioned in the revenue paragraph above had a higher cost of revenue proportion than our other revenues, and accounted for the decrease.

Income from Operations from the Marketing Services segment decreased from $14,834,000, to $486,000 in the current year. Our operating expenses decreased slightly in 1999. The rate of decrease in operating expenses was less than the rate of decrease in revenues. While there was a decrease in operating expenses, this decrease was not sufficient to offset the unexpected decline in revenues. Although sales decreased and personnel reductions were made, management has chosen to maintain a core skilled staff as we anticipate future sales growth opportunities. Other factors which negatively impacted operating expenses are depreciation expense which rose $800,000 primarily due to a full year's depreciation of a call center building and related equipment, purchased in fiscal year 1998, and its contents. $2,154,000 of Goodwill in PSG was written off because it was considered to be impaired (see Note 2 of Notes to the Consolidated Financial Statements).

Year Ended September 30, 1998
Revenues from the Marketing Services segment increased 26% to $155,949,000 for the year ended September 30, 1998 from $124,020,000 in 1997. This increase was due in large part to the pilot phase of a ride and drive program for an automotive manufacturer. VSI drew from the full range of its in-house capabilities to create, produce and field the program within a 90-day timeframe. VSI also completed the launch of a new truck product for an automotive manufacturer and was immediately awarded the assignment to launch two new 1999 model year trucks.

Income from Operations from the Marketing Services segment increased 27% for fiscal 1998, to $14,834,000, up from $11,674,000 the year before. The increase is attributable to an increase in sales and the efficient utilization of overhead.

Year Ended September 30, 1997
Revenues from the Marketing Services segment increased 4% to $124,020,000 for the year ended September 30, 1997 from $119,489,000 in 1996. The increase is attributed to the addition of new assignments from major automotive manufactures. Assignments included new automotive vehicle introductions (referred to as a "launch") to dealership personnel, and a sizable consulting project to occur at automotive dealerships nationwide. The consulting project is designed to assist dealers in the development and maintenance of more effective business practices. The launch experience stimulated interest in our ability to serve as a turnkey provider of the many marketing services we provide. In addition, the launch served to underscore the emerging role that events like are likely to play in future automotive manufacturers marketing campaigns. Income from operations from the Marketing Services segment increased 27% to $11,674,000 for the year ended September 30, 1997 from $9,178,000 for the prior year. This increase is attributable to three factors: (1) opportunities (such as new vehicle launches) to more extensively utilize a broader range of our competencies, (2) we also benefited from labor efficiencies that resulted from experience within the education and training segment of the business, and (3) controlled personnel costs.

Entertainment Sector:

Year Ended September 30, 1999
Revenues from the Entertainment segment increased 21% to $9,065,000 for the year ended September 30, 1999 from $7,477,000 for the prior year. The increase was due primarily to new animation work received from Universal Studios Florida Men in Black exhibit and for the E.T. Adventure attraction coming to Universal Studios - Japan. The Entertainment segment's sales represent necessary but discretionary spending on the part of its customers and their customers. Because of this, projects are sometimes delayed; conversely several different projects can be awarded in a short period of time. The revenue and earnings of the Entertainment segment are highly variable, and will probably continue to be so.

Income from operations from the Entertainment segment increased 48% to $2,352,000 for the Year Ended September 30, 1999 from $1,584,000 for the prior year. The increase was due primarily to efficiencies achieved from utilization of existing tooling and technologies on repetitive projects. It is difficult to anticipate trends.

Year Ended September 30, 1998
Revenues from the Entertainment segment increased 15% to $7,477,000 for the year ended September 30, 1998 from $6,506,000 for the prior year. The increase was due primarily to new animation work received from Universal Studios Hollywood for T2:3D "Battle Across Time" attraction and for the E.T. Adventure attraction coming to Universal Studios - Japan. The Entertainment segment's sales represent necessary but discretionary spending on the part of its customers and their customers. Because of this, projects are sometimes delayed; conversely several different projects can be awarded in a short period of time. The revenue and earnings of the Entertainment segment are highly variable, and will probably continue to be so.

Income from operations from the Entertainment segment increased 58% to $1,584,000 for the Year Ended September 30, 1998 from $1,002,000 for the prior year. The increase was due primarily to efficiencies achieved from utilization of existing tooling and technologies on repetitive projects.

Year Ended September 30, 1997
Revenues from the Entertainment segment decreased to $6,506,000 for the year ended September 30,1997 from $8,724,000 in the prior year. The decline is primarily due to delays in installation schedules resulting from the lack of client site readiness and availability for the Chung Ho project to deliver in Asia, and the delay in a contract award and the subsequent build and installation schedules of the Universal Studios - California project.

Income from the Entertainment segment from operations decreased to $1,002,000 for the year ended September 30, 1997 from $1,720,000 in 1996. The decrease is attributed to the above mentioned delays.

LIQUIDITY AND CAPITAL RESOURCES:

Operating Activities.
Our two market segments have contrasting operating capital needs. The Marketing Services segment requires considerable operating capital to support its accounts receivable and maintain its marketing infrastructure; while billing is periodic with little risk of non-payment, client payment is typically slow. It also experiences a relatively steady cash flow; there is historically slightly increased need for working capital in the late summer and early autumn as new vehicle communications services are provided. This results in greater bank borrowings during that time of year; the lines of credit are designed to meet any such need we may have.

The Entertainment segment requires relatively little capital for operating purposes, because its clients typically pay sizable deposits before projects begin, and make progress payments during project fabrication. Sales represent discretionary spending on the part of its customers and their customers. Because of this, projects are sometimes delayed; conversely several different projects can be awarded in a short period of time. The revenue and earnings of the Entertainment segment are highly variable, and will probably continue to be so.

Generally, all obligations are met out of cash flow generated from operations and bank lines of credit. Based on current business conditions, we expect to meet our current obligations with cash flow generated from operations and available borrowings from our bank lines of credit.

In the Marketing Services segment, we expect continued growth in the areas of Education and Training, Interactive Technology, Electronic Commerce and Space-Based marketing (marketing efforts that occur at various places convenient to the targeted audiences). We presently expect operating income from the Marketing Services and Entertainment segments to increase in fiscal year 2000. However, there can be no assurance that such growth will be achieved. Our future operating results will depend in part on management's ability to manage any future growth and control expenses. A further unexpected decline in revenues, without a corresponding and timely reduction in staffing and other expenses, or a staffing increase that is not accompanied by a corresponding increase in revenues, could have a material adverse effect on our operating results.We anticipate next year's revenues to approximate revenues of 1998.

In the non-automotive arena, we are the marketing services agency-of-record for The OZ Entertainment Company (OEC) for The Wonderful World of OZ Theme Park and Resort. This new family entertainment complex is slated to open in Kansas in 2003. The launch effort draws from a full range of our competencies, including website design and administration, education and training, site-based marketing, public relations and advertising support and relationship marketing. Our preliminary estimates range between $60 million to $80 million over a three year period, with most of the launch spending in traditional media at a lower than normal gross margin concentrated in the period immediately surrounding park opening.

Investing Activities.
Capital expenditures for 1999 were substantially less than 1998. This is primarily attributed to a purchase of a building and furnishing the building with equipment during 1998, as well as other large equipment purchases made in 1998.

We have pursued a course of growth that resulted in investments in technology and developments aligned with the demands and opportunities of a changing marketplace for our core segments. In this process our focus has moved toward internet and information related product services, consultative client relationships versus project oriented offerings, and start-up companies and in incubator internet related initiatives. During the year, one of these investments (Navidec) had an unrealized gain of $1,854,000 net of tax.

Venture investments include Navidec, Oz Entertainment Company (OEC), eCollege.com, and Visual Learning Systems. Navidec (NVDC - Nasdaq) is a developer of websites and web based complete automotive purchase transaction and information services for prospective customers. Oz Entertainment Company is developing a theme park, both physically and virtually, based on the Wizard of Oz movie and 40 additional books in the Oz series; the park is scheduled for completion in 2003. The OEC investment funds Oz Digital Media, which is a broadband technology start-up focusing on development projects in high speed networking, advanced media databases, virtual reality, two-way voice recognition and artificial intelligence engines for the purpose of creating interactive entertainment. eCollege.com is a provider of online learning solutions for colleges and universities, as well as advanced web-based corporate training. Visual Learning Systems develops tools that enable delivery of XML based training solutions. We view these strategic investments in equity positions as opportunities to leverage our core competencies to expand its business lines and enter new markets. During 1999, we invested $2,450,000 to exercise 431,525 options in Navidec, Inc. (NVDC - Nasdaq). Navidec is a developer of web sites and web based complete automotive purchase transaction and information services for prospective customers. This product is referred to as Driveoff.com. At December 21, 1999, the 431,525 shares had a fair market value of $5,394,000.

During 1999, we invested $3.6 million in K.C. Investors, LP (as a limited partner), bringing our total investment to $4 million. This partnership was formed as an investment partnership to fund the continuing development of the Oz Entertainment Company (OEC), a corporation in which the partnership holds a majority interest. OEC will develop the Wonderful World Of Oz theme park. We recognized a $530,000 loss under the equity method during the year related to this investment. We expect to see continued losses until the opening of the park, currently scheduled for 2003. Subsequent to year end, we converted $500,000 of accounts receivable to an equity investment in OEC. The park is planned to be constructed on 9,000 acres of land owned by the federal government. It is necessary to receive title to the land before construction can begin. It is anticipated that title will be received during the next year. The success of the park as an investment is dependent upon receiving title to the land, as well as certain infrastructure improvements being completed by or paid by governmental agencies, financing arranged through governmental agencies, as well as additional public or private financing. If the park does not open, the entire investment is at risk. The projections provided and prepared by the management of K.C. Investors, LP and OEC forecast that the park will be profitable upon opening. See Item 13 for a discussion of related party investments in K.C. Investors, LP and in OEC.

During fiscal year 1999, we invested $3.5 million in convertible preferred stock in a private placement offering of eCollege.com, a company engaged in providing technology and services that enable colleges and universities to offer an online environment for distance and off-campus virtual learning. eCollege.com sold 4.5 million shares of its common stock in an initial public offering. As part of the offering, our investment converted into 468,808 shares of common stock. Its initial public offering on December 15, 1999 was priced at $11.00 per share (ECLG - Nasdaq), and closed on December 21, 1999 at $11.00 per share. Our investment has a fair market value of $5,156,000 at the December 21 closing price.

Purchase of the Performance Systems Group Inc. In February 1998, we acquired the assets of The Performance Systems Group for approximately $4.5 million, consisting of 280,000 shares of our common stock and $2.6 million in cash. Additional contingent consideration of $1,000,000 may be due in June 2000 based on future earnings of the purchased business. Performance Systems Group provides in-field consulting and change process sustainment services primarily to automobile dealerships in Canada, Australia, and New Zealand. The acquisition was accounted for under the purchase method. In the current year, goodwill of $2,154,000 relating to the PSG acquisition was written off because it was considered to have no continuing value. See Note 2 of Notes to the Consolidated Financial Statements for more information on this.

See the discussion in Item 13 regarding related party notes receivable and payable and advances, and declared distributions to stockholders.

Financing Activities.
At September 30, 1999, we had lines of credit totalling $45,000,000; interest on these lines were at London Inter-Bank Offered Rate ("LIBOR") plus 1.5%; at September 30, 1999 the interest rate was 6.88% and the outstanding balances were $28,426,000. These lines of credit mature at various dates starting in February, March, and November 2000. These lines of credit have covenants restricting us from borrowing elsewhere, loaning or guaranteeing a loan of another company without the prior written consent of the bank; transferring assets except in the ordinary course of business; and declaring dividends. Other covenants mandate certain levels of net worth and working capital, and that the ratio of total liabilities to net worth, debt service ratio and current ratio do not exceed certain amounts.

We have had a long term relationship with the bank. Through the years, it has provided financing and lines of credit for us. There can, however, be no assurances that the lines of credit will be renewed when they mature. If we are unable to renew these lines of credit, other sources of financing would be sought, primarily a line of credit from another banking institution.

Since we are a net borrower of funds, minimal cash balances are kept on hand. At any point in time, we may have more money in checks outstanding than the cash balance. When checks are presented for payment, the bank notifies us, and we borrow on our lines of credit to cover the checks.

VSI acquired a building in December 1997. In October 1998, we closed on a three-year term loan for $1,100,000 and a seven-year balloon mortgage for $2,480,000. These loans had interest rates of 6.52% and 6.3% respectively. Shortly before the end of fiscal year 1997, Vispac, Inc. acquired a warehouse financed by a 7-year balloon mortgage of $2.5 million. In addition another Vispac warehouse was refinanced for $2,621,000 at 8.17% per annum. A balloon payment equal to the unpaid balance is due in June 2004. No other long-term debt financing for facilities, or any accelerated payment of existing long-term debt, is expected in fiscal year 2000.

On a long-term basis, increased financing may be necessary to fund any large project awarded to us, or any acquisitions we may make. While there are no current plans to conduct an offering of stock, in the long term, that cannot be ruled out.

During fiscal year 1999, we aquired $798,000 of treasury stock. We also retired 8,024,000 shares of treasury stock previously purchased for $2,906,000.

Capital Activities.
Employees exercised stock options for 2,000, 64,000 and 156,000 shares in fiscal year 1999, 1998 and 1997 respectively. We granted stock options at a weighted average price of $6.81, $6.28 and $3.13 for 153,000, 586,000 and 20,000 in fiscal year 1999, 1998 and 1997 respectively. The options are exercisable two and three years from the date of grant in two equal parts, and expire five years after the date of grant. In December 1997, we implemented a restricted stock plan for 500,000 shares. During 1999, the number of shares authorized for the plan was increased to 1,000,000. Awards of 102,298 shares and 462,375 shares were granted under the restricted stock plan during the fiscal years ended September 30, 1999 and 1998, respectively. The shares vest one, two and three years from the date of grant in three equal parts; in December 1999 and 1998, we issued 175,000 and 154,000 shares respectively. We do not expect the exercise of stock options, or purchase of shares, by employees and directors to be a material source of capital in fiscal year 2000.

We believe that cash flows from operations along with bank borrowings will be sufficient to finance our activities in 2000. We have no current plans to conduct an offering of our shares to the public in fiscal year 2000.

We issued 280,000 shares of stock in connection with the purchase of The Performance Systems Group in February 1998. These shares were subject to a put option whereby the holder of the shares could sell the shares back to us at a fixed price per share of $7.50 or a total of $2,100,000. This option was exercised in 1999. See Item 1 for further information on the purchase of Performance Systems Group.

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

State of Readiness
Our plans for preparing and testing our computer systems for compliance have been approved by management, and the project has been funded in the normal course of operations. We have completed remediation of the Year 2000 issue for all Information Systems. We have identified 5 distinct areas for compliance efforts which involves all areas of our business:

Critical Business Computer Systems: These include computer systems and applications relating to operations such as financial reporting, human resources, sales, purchasing and new business development.

Suppliers: We have taken steps to determine the status of the compliance plans of our significant vendors. For instance, surveys have been sent to all significant vendors with whom we interact, requesting that they report their respective level of compliance. We currently are monitoring the progress of those business-critical vendors who are still working towards achieving compliance. We have compiled detailed information regarding all of our significant business partners. Where appropriate we have reviewed such significant partners throughout 1999 to confirm their level of preparedness for the year 2000 and have made adjustments where necessary to avoid utilization of those partners who present an unacceptable level of risk.

Other than utilities, we are not dependent on any single source for any products or services. In the event that a significant supplier, bank or other business partner or vendor is unable to provide products or services to us due to a year 2000 failure, we believe we have adequate alternate sources for such products or services. There can be no guarantee that similar or identical products or services would be available on the same terms and conditions or that we would not experience some adverse effects as a result of switching to such alternate sources.

End-User Computing: We have verified compliance of desktop and laptop computers used throughout the Company and replaced or repaired all non-compliant computers and related software.

Application Development: We have addressed compliance regarding all applications development for internal and external clients by modifying or replacing existing applications.

Technical Infrastructure: Our testing facility has tested system infrastructures, internal phone systems, local area networks, electronic data center, e-mail systems and web hosting. Components are tested in the lab following compliance certification with suppliers. This should be the last step in Year 2000 verification.

Y2K Costs
We estimate that we have spent about $400,000 during the fiscal year for our compliance efforts. This estimate excludes the time spent by management and administrative staff in guiding and assisting the information technology effort described above. All related costs were funded through operating cash flows.

Y2K Risks
The most reasonably likely worst case scenario for us with respect to the problem is the failure of a third party such as: energy, computer and component hardware, as well as other potential product or service suppliers failing to provide products and/or services. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect our results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the problem, resulting in part from the uncertainty of the readiness of third-party suppliers and customers, we are unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on our result of operations, liquidity or financial condition. The Project is expected to reduce the level of uncertainty about the problem, and in particular, about the compliance and readiness of its material third parties. We believe, but can not assure that with the completion of the Project as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Readers are cautioned that forward-looking statements contained in the Year 2000 update should be read in conjunction with our disclosures under the heading: "CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995".

Y2K Contingency Plan:
We have made backup arrangements, where reasonably possible, to alleviate the impact of potential failures.

Outlook
The U.S economy's continued control of inflationary factors and modest interest rates, added to low unemployment, argues for a relatively stable market. Truck sales continue to fuel the auto industry's growth, with most automotive industry analysts predicting approximately 16,000,000 to 17,000,000 new automobile and truck sales in the United States in 2000. This market has been relatively consistent over the past few years. Approximately 90% of our revenues are directly associated with the automotive industry. Based on most forecasters, the industry is running strong and not losing momentum.

In the Marketing Services segment, we continue to align ourselves with people, products and processes that recognize and take advantage of how the world goes about conducting business and accessing information. Our close ties to the auto industry helps us anticipate client needs in alternatives represented by technology driven communication and customer contact activities, which are providing 12-14% annual growth in these diversified marketing services. The emergence and critical importance of electronic commerce to the auto industry is changing how clients handle transactions both with consumers and suppliers. Our BackPac operation was designed in anticipation of this need. Manufacturers want turnkey solution providers such as VSI to help identify their customer base, create and execute strategic tactical marketing, distribute and fulfill and ultimately evaluate results to justify the expenditure. As manufacturers continue to outsource, we have an opportunity for growth by providing additional services to these manufacturers, advertisers, and other marketers.

The growth in marketing services and the accelerated integration of technology, particularly Internet related, is a positive for us. Revenue and earnings are expected to grow for the year ending September 30, 2000. The projected growth is attributable to manufacturer outsourcing of customer-driven solutions, especially as they impact education/entertainment and technology related World Wide Web offerings.

Our Entertainment segment is benefiting from worldwide expansion and growth in theme parks, specifically, projects for the OEC's Wonderful World of OZ, together with "edutainment" touring exhibits and experiences.

"CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995"
Certain statements in Management Discussion and Analysis of Financial Condition and Results of Operations and certain other sections of this Annual Report are forward-looking. These may be identified by the use of forward-looking words or phrases such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential," among others. These forward-looking statements are based on our reasonable current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results or experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and our results include but are not limited to: (1) the complexity and uncertainty regarding the development of new products and services; (2) the loss of market share through competition; (3) the introduction of competing products or service technologies by other companies; (4) pricing pressures from competitors and/or customers; (5) our inability to protect proprietary information and technology; (6) our and our third parties inability to complete the implementation of its Year 2000 plans timely; (7) the loss of key employees.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our earnings are affected by changes in short-term interest rates as a result of our revolving credit agreements, which bear interest at a floating rate. We do not use derivative or other financial instruments to mitigate the interest rate risk or for trading purposes. Risk can be estimated by measuring the impact of a near-term adverse movement of 100 basis points in short-term market interest rates. If short-term market interest rates average 100 basis points more in the next 12 months, the adverse impact on our results of operations would be approximately $188,000, net of income tax benefit. We do not anticipate any material near-term future earnings or cash flow expenses from changes in interest rates related to our long-term debt obligations as all of our long-term debt obligations have fixed rates.

Foreign Currency Risk. Although we conduct business in foreign countries, principally Canada and Australia, foreign currency translation gains and losses are not material to our consolidated financial position, results of operation or cash flows. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of foreign currencies would have on our future costs or on future cash flows we would receive from our foreign investment. To date, we have not entered into any foreign currency forward exchange contracts or other derivative financial instruments for trading purposes or to hedge the effects of adverse fluctuations in foreign currency exchange rates.

Investment Risk. We invest in equity instruments of privately-held companies in the internet information technology and entertainment areas for business and strategic purposes. These investments are included in long-term assets, and are accounted for under the cost method or the equity method. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on these investments when events and circumstances indicate that such assets are permanently impaired. To date, no such impairment has been recorded.

We are also exposed to equity price risk on our investments in publicly traded companies. Our available-for-sale securities at September 30, 1999 include only our equity positions in Navidec, Inc., which has experienced significant volatility in its stock pricesince going public in 1997. Based on the December 15, 1999 initial public offering of eCollege.com, our equity price risk on investments increased. We do not attempt to reduce or eliminate our market exposure on these securities. A 20% adverse change in equity price would result in an approximate $2,110,000 decrease in fair value in our available-for-sale securities, based upon December 21, 1999 closing market prices for Navidec and eCollege.com..

Item 8. Financial Statements and Supplementary Data.

See Consolidated Financial Statements and Notes to Consolidated Financial Statements attached for financial statements and supplementary data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Steve Toth, Jr., age 75, became President and Chief Executive Officer of the Company in April 1997 and has been a Board member since March 1994. Toth has served as President of subsidiary Visual Services, Inc. since 1962. He also serves as President of subsidiaries Vispac, Inc. and Advanced Animations, Inc.

Martin S. Suchik, age 54, is a director of the Company since 1997. Suchik is the President at the former subsidiary BKNT Retail Stores, Inc., where he has served in that capacity since its 1981 founding. Suchik is the nephew of Toth.

Thomas W. Marquis, age 55, has been the Chief Financial Officer of subsidiary Visual Services, Inc. since 1988. He became Treasurer and Chief Financial and Accounting Officer of the Company in April 1997, became Secretary of the Company in June 1998, and has been a Board member since March 1994. Marquis serves as Senior Vice President, Secretary and Treasurer of subsidiaries Visual Services, Inc., Vispac, Inc. and Advanced Animations, Inc.

Terry Sparks, age 45, has been employed by subsidiaries Visual Services, Inc. and Advanced Animations, Inc. since 1982. He was appointed a Board member in July 1997, and is General Manager of subsidiary Advanced Animations, Inc. He became an Executive Vice President of Visual Services, Inc. in 1991, and has been General Manager of Advanced Animations, Inc. since 1991.

Jerry L. Barton, age 62, is self-employed and has served as a Company director since 1985. From January 1994 to May 1995, Barton served as President of Parts Central, Inc., an automotive parts distribution and retail store company in Macon, Georgia.

Dr. Kenneth L. Bernhardt, age 56, has served as a Company director since 1988. Bernhardt is a tenured Professor in the Department of Marketing at Georgia State University where he has taught for the last 27 years. Bernhardt has been on the faculty of the Harvard Business School and is a past President of the American Marketing Association.

Robert Sui, age 46, became a Company director in 1998. He is a Senior Vice President with Merrill Lynch's Private Client Group, where he has served for the last 22 years.

Steve Schultz, age 43, is Executive Vice President of Sales for subsidiary Visual Services, Inc., where he has served since 1994.

Terry Davis, age 60, is Executive Vice President of Strategic Planning for subsidiary Visual Services, Inc., where he has served since 1982.

In the last year, the Board held three meetings (two by telephone), which all directors attended except for one meeting for which Sui was absent. Toth, Marquis, and Sui comprise the Executive Committee; Sui, Barton, and Bernhardt comprise the Audit Committee; Barton, Bernhardt, Suchik, and Marquis comprise the Compensation Committee. None of the Committees met last year.

Each non-executive officer director receives a $9,000 annual fee, plus a $3,000 meeting fee for meetings in excess of three per year, with no additional payment for membership on or meetings of any committees, except pursuant to the Independent Director Stock Option Plan (see stock ownership table). Except for Toth and Suchik, no officer or director is related to another by blood, marriage or adoption, not more remote than first cousin. In the last year, Forms 4 were filed by Toth (5), and by Suchik (1). All Forms 4 were filed on a timely basis, except for two of Toth's Forms 4. Except as noted, all directors are believed to have filed this year's annual Forms 5 on a timely basis; Suchik filed several days late, and we have been unable to ascertain whether Bernhardt has filed his Form 5. Schultz and Davis filed Forms 3 and 5 upon their designation as executive officers.

Officers serve at the discretion of the Board of Directors. All Directors are elected at each annual meeting of shareholders.

Item 11. Executive Compensation.

The compensation for the last three years paid the Company's executive officers were:

					Long Term Compensation
	Annual Compensation				Awards
(a)	(b)	(c)	(d)	(e)	(f)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)
Steve Toth Jr. CEO	1999	312,000	0	1,920
	1998	624,000	0	950
	1997	642,000	0	1,800
Thomas W. Marquis Treasurer, Secretary	1999	150,000	0	1,800
	1998	150,000	0	885
	1997	150,000	0	1,080
Steve Schultz Exec V P - Sales	1999	206,660	0	1,920
	1998	206,660	0	950	$566,234
	1997	156,660	0	1,800
Terry Davis Exec V P	1999	300,000	0	1,920
	1998	300,000	0	950
	1997	275,000	0	1,800

None of the executive officers have contractual compensation agreements. The "other" amounts listed are the Company's 401(k) contributions. None of the above officers received long term compensation payouts or awards covered by the table above.

In fiscal year 1998, Steve Schultz was awarded 88,821 shares of restricted stock, of which 29,607 shares were issued in December, 1998 and 29,607 shares were issued in December, 1999. No dividends were paid or are planned. Officers may participate in the Company's 401(k) and stock option plans. Such stock option plans provide that the price of any common stock issued to officers, directors, employees and their affiliates pursuant to any stock grant or exercise of any stock option shall be no less than the fair market value of the Common Stock on the date of the stock or option grant.

SEC rules require a performance graph comparing, over a five-year period, the performance of our common stock against a broad market index and against either a published industry or line-of-business index or a group of peer issuers or issuers with similar market capitalization. We chose the Wilshire Small Cap Index as the broad market index, and the Russell 2000 Index because the campanies covered by that index include many of the companies in the Marketing Services industry. The performance graph assumes an initial investment of $100 and reinvestment of all dividends.

Chart Points	09/30/94	09/30/95	09/30/96	09/30/97	09/30/98	09/30/99
VSI Holdings, Inc.	100.00	56.25	43.75	593.75	512.50	443.75
Wilshire Small Cap	100.00	121.51	135.42	191.52	150.32	197.31
Russell 2000	100.00	121.19	135.25	177.19	141.96	166.84

[GRAPH]

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Voting rights are held by the owners of the Common Stock, of which each share is entitled to one vote on each matter coming before the shareholders. Only one class of Common Stock is authorized; none of the authorized Preferred Stock has been issued. On November 22, 1999, the Company had 33,085,218 shares of Common Stock (net of 300,250 treasury shares) outstanding. Such shares, and shares issuable under options exercisable within 60 days, were owned by:

Name and Address	Shares Owned	% Ownership
Steve Toth, Jr. (1) 2100 North Woodward West, Suite 201 Bloomfield Hills, Michigan 48304	27,735,222	83.83%
Martin S. Suchik (2) 1778 Ellsworth Industial Blvd. Atlanta, Georgia 30318	525,058	1.58%
Thomas W. Marquis (3) 2100 North Woodward West, Suite 201 Bloomfield Hills, Michigan 48304	520,431	1.57%
Terry Sparks 2100 North Woodward West, Suite 201 Bloomfield Hills, Michigan 48304	88,213.27%
Steve Schultz 2100 North Woodward West, Suite 201 Bloomfield Hills, Michigan 48304	64,607.19%
Terry Davis 2100 North Woodward West, Suite 201 Bloomfield Hills, Michigan 48304	918,906	2.78%
Jerry L. Barton (4) 1660 Brandon Hall Drive Dunwoody, Georgia 30350	7,000.02%
Dr. Kenneth L. Bernhardt (4) Georgia State University University Plaza Atlanta, Georgia 30303	25,000.08%
Robert F. Sui (4) 1577 North Woodward Avenue Bloomfield Hills, Michigan 48304	2,500.01%
All directors and officers as a group (9 persons) (1-4)	29,886,937	89.94%

(1) Toth is trustee of trusts benefiting him that own 600,850 and 11,826,323 shares. Toth's spouse is the trustee of trusts benefiting Toth's daughter that owns 11,912,199 shares, and of another trust benefiting her that owns 1,010,797 shares. Toth disclaims beneficial interest in the shares held by trusts benefiting his daughter and spouse, but such shares are included with his holdings. CLT, a Michigan partnership affiliated with Toth ("CLT"), holds 1,855,053 shares. 500,000 shares are held by a charitable foundation, of which Toth is executive director.

(2) Suchik owns 443,425 shares, while his IRA owns another 11,113 shares. Trusts for Suchik's three adult children own 96,626, 97,187 and 97,187 shares. Suchik disclaims beneficial interest in such shares, which are held by an independent trustee, and therefore are not included with his holdings. Suchik has loaned each trust 43,125 shares, which 129,375 shares are included with his holdings, and are expected to be returned in the next twelve months. Suchik is fully vested in two options for 40,000 and 30,520 shares under the 1986 Incentive and Non-Qualified Plans exercisable at $.55 and $.50 per share, respectively; these options expire on January 15, 2001.

(3) Marquis owns 10,000 shares, and is trustee of a trust benefiting him that owns 257,567 shares. His spouse is trustee of a trust benefiting her that owns 252,864 shares. Marquis disclaims beneficial ownership of his spouse's shares.

(4) Barton owns 1,000 shares and Bernhardt 19,500 shares, of which 5,000 are held in his Keogh plan, 1,000 in his IRA plan, and 3,500 jointly with his spouse. Under the Independent Director Stock Option Plan, Barton and Bernhardt were granted new 10,000 share options on August 1, 1997 exercisable for $3.125 per share. Sui's appointment as a director was confirmed by the shareholders on April 8, 1998 at which time he received a 10,000 share option exercisable for $6.375 per share. Such options vest at the rate of 500 shares for each Board meeting attended and 1,000 shares annually; Barton, Bernhardt, and Sui are vested in 6,000, 5,500, and 2,500 shares respectively.

Item 13. Certain Relationships and Related Transactions.

Steve Toth, Jr. (Toth), President, directly and indirectly owns 83.83% of the Company as of November 22, 1999.

Loans to and from Toth Family. At September 30, 1999 and September 30, 1998, we had advanced $686,000 and $566,000, respedctively, to Toth, which amounts are non-interest bearing and unsecured. An unsecured 7% note receivable of $171,000 from Toth's daughter, an employee and beneficiary of trusts owning 36% of the Company (included with Toth's holdings) was repaid during 1999.

Marquis Advance. At September 30, 1998, we had advanced $65,000 to Thomas Marquis, Chief Financial Officer, Secretary, and Treasurer of the Company, which amount is non-interest bearing and unsecured. At September 30, 1999, the balance on this advance was $59,900. Offsetting this amount is a subordinated note payable to Marquis. (See "Declared Distributions to Stockholders" below.)

CLT Stock Option. The 1993 reorganization plan of the former Retail segment provided that Toth be issued stock options for 650,000, 125,000 and 825,000 shares. Toth has exercised the first two options and assigned the 825,000 share option to CLT, which exercised the options for 400,000 of those shares in 1995, and the remaining 425,000 in November, 1999 at $.15625 per share at a total price of $66,406.25.

CLT has invested $4.2 million in Oz Entertainment Corporation and KC Investors, LP. These are the organizations which are developing the Wonderful World of Oz theme park which is scheduled to open in 2003. Our investment, combined with CLT totalled was $8.2 million at September 30, 1999. Together, these investments account for 21% ownership of KC Investors and 11% of Oz Entertainment Corporation.

At September 30, 1999, CLT invested $75,000 and we invested $50,000 in Visual Learning Systems, LLC. VLS is a start-up company who creates platforms and software tools to educate and train individuals over the internet. CLT has 50% of the voting shares and we have 16.67%.

Declared Distributions to Stockholders. Prior to their acquisition, in February, July and September 1997, the income of each subsidiary (Advanced Animations, Inc., Vispac, Inc. and Visual Services, Inc.) was taxed to their respective stockholders and members. A portion of such income was distributed to pay such taxes. At September 30, 1997, we had declared, and owed, distributions of $20,659,000 to such stockholders and members. Such distributions relate not only to income earned by such subsidiaries from October 1, 1996 until their acquisition, but also include income previously retained by such subsidiaries as necessary working capital. $9,295,000 of the $20,659,000 was converted into a subordinated note payable from us to these former Stockholders. $7,553,000 of this subordinated note belongs to Toth. Interest of $805,000 was accrued during the fiscal year, of which $663,000 was paid ($529,000 to Toth).

Lease of Real Estate. Toth directly and indirectly owns the entire interest in a partnership that owns the building in which Vispac is based. The lease for $551,000 per year until November, 2001 and $638,000 until it expires in September 2006. The rental charges do not exceed those ordinarily and customarily paid in the community.

Contingent liability for discontinued operations. We are the guarantor of several store leases being used by the BKNT Retail Stores, Inc. At September 30, 1999 the lease obligations amounted to $1,035,000. This amount will reduce to $442,000 in the year ended September 30, 2000; $113,000 in the fiscal year ended 2001; $25,000 in the fiscal year ended 2002. This contingent liability is partially offset by the pledging of 216,250 Company shares by Martin Suchik.

VSI Holdings, Inc. and Subsidiaries

Consolidated Financial Report
September 30, 1999

Contents

Report Letter	1
Consolidated Financial Statements
Balance Sheet	2
Statement of Operations	3-4
Statement of Changes in Stockholders' Equity	5
Statement of Cash Flows	6
Notes to Consolidated Financial Statements	7-28

Independent Auditor's Report

To the Board of Directors and Stockholders
VSI Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of VSI Holdings, Inc. and subsidiaries as of September 30, 1999 and 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each year in the three-year period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VSI Holdings, Inc. and subsidiaries at September 30, 1999 and 1998 and the consolidated results of their operations and their cash flows for each year in the three-year period ended September 30, 1999, in conformity with generally accepted accounting principles.

PLANTE & MORAN, LLP

Ann Arbor, Michigan
November 19, 1999

VSI Holdings, Inc. and Subsidiaries
Consolidated Balance Sheet

	September 30
	1999	1998
Assets
Current Assets
Cash
	$552,000	$463,000
Cash in escrow
	2,930,000	1,797,000
Trade accounts receivable:

Billed
	39,820,000	36,081,000
Unbilled
	9,548,000	13,485,000
Notes receivable and advances
	92,000	1,119,000
Inventory
	410,000	409,000
Accumulated costs of uncompleted programs
	4,883,000	3,220,000
Deferred tax asset (Note 8)
	207,000	1,336,000
Prepaid federal income tax
	1,451,000	-
Investment in available-for-sale securities (Note 3)
	5,259,000	-
Other current assets
	609,000	1,158,000
Total current assets
	65,761,000	59,068,000
Notes Receivable - Officers	777,000	804,000
Property, Plant and Equipment - Net (Note 4)	21,575,000	24,182,000
Deferred Tax Asset (Note 8)	715,000	194,000
Goodwill	1,710,000	4,286,000
Investments (Note 3)	7,764,000	1,021,000
Total assets
	$98,302,000	$89,555,000
	=========	=========
Liabilities and Stockholders' Equity
Current Liabilities
Current portion of long-term debt (Note 6)
	$516,000	$461,000
Trade accounts payable
	18,452,000	11,926,000
Notes payable to bank (Note 5)
	28,426,000	25,139,000
Accrued liabilities
	3,318,000	3,817,000
Federal income tax payable
	-	4,562,000
Advances from customers for uncompleted projects
	5,975,000	4,042,000
Total current liabilities
	56,687,000	49,947,000
Notes Payable - Related parties (Note 5)	11,636,000	11,494,000
Long-term Debt - Net of current portion (Note 6)	7,660,000	6,012,000
Redeemable Common Stock (Note 1)	-	1,960,000

Stockholders' Equity (Note 12)
Preferred stock - $1.00 par value per share,

2,000,000 shares authorized, no shares issued
	-	-
Common stock - $.01 par value per share, 60,000,000 shares authorized, 32,960,000 shares issued in 1999 and 40,741,000 shares issued in 1998
	330,000	407,000
Additional paid-in capital
	6,949,000	8,208,000
Retained earnings
	14,720,000	15,218,000
Accumulated other comprehensive income
	1,855,000	(23,000)
Treasury stock, at cost - 300,000 shares in 1999 and 7,888,000 shares in 1998
	(1,535,000)	(3,643,000)
Stock subscription receivable
	-	(25,000)
Total stockholders' equity
	22,319,000	20,142,000
Total liabilities and stockholders' equity
	$98,302,000	$89,555,000
	=========	=========

See Notes to Consolidated Financial Statements	2

VSI Holdings, Inc. and Subsidiaries
Consolidated Statement of Operations

	Year Ended September 30
	1999	1998	1997
Revenue	$143,773,000	$163,426,000	$130,526,000
Expenses
Cost of revenue
	66,906,000	72,129,000	56,101,000
Operating expenses
	73,513,000	74,810,000	62,687,000
Total expenses
	140,419,000	146,939,000	118,788,000
Operating Income	3,354,000	16,487,000	11,738,000
Other Income (Expense)
Equity in losses of unconsolidated investee (Note 3)
	(400,000)	-	(1,465,000)
Interest and other income (expense)	(516,000)	(69,000)	938,000
Interest expense	(3,005,000)	(2,320,000)	(1,089,000)
Total other expenses
	(3,921,000)	(2,389,000)	(1,616,000)

Income (Loss) - Before income taxes	(567,000)	14,098,000	10,122,000

Provision for (Benefit from) Income Taxes (Note 8)	(69,000)	4,887,000	464,000

Income (Loss) - From continuing operations	(498,000)	9,211,000	9,658,000

Discontinued Operations (Note 14)
Loss from discontinued operations - Net of income tax benefit of $220,000 and $223,000 in 1998 and 1997, respectively
	-	(428,000)	(516,000)
Gain on disposal of subsidiary - Net of income tax of $140,000
	-	271,000	-

Total discontinued operations	-	(157,000)	(516,000)

Net Income (Loss)	(498,000)	9,054,000	9,142,000

Other Comprehensive Income (Expense) - net of tax
Foreign currency translation adjustment	24,000	(23,000)	-
Unrealized gain on securities (Note 3)	1,854,000	-	-

Total other comprehensive income (expense)	1,878,000	(23,000)	-

Comprehensive Income	$1,380,000	$9,031,000	$9,142,000
	==========	==========	==========

See Notes to Consolidated Financial Statements	3

VSI Holdings, Inc. and Subsidiaries
Consolidated Statement of Operations (Continued)

	Year Ended September 30
	1999	1998	1997

Earnings Per Share
Basic:
Income from continuing operations
	$ (0.02)	$ 0.28	$ -
Loss from discontinued operations
	-	(0.01)	-
Gain on disposal of subsidiary
	-	0.01	-

Net Income	$ (0.02)	$0.28	$ -
	=========	=========	=========
Fully diluted:
Income from continuing operations
	$ (0.02)	$ 0.27	$ -
Loss from discontinued operations
	-	(0.01)	-
Gain on disposal of subsidiary
	-	0.01	-

Net Income	$ (0.02)	$ 0.27	$ -
	=========	=========	=========
Pro Forma Information (Note 2)
Income - Before income taxes
	$ -	$ -	$10,122,000
Pro forma income taxes
	-	-	3,493,000
Pro forma income from continuing operations
	-	-	6,629,000
Loss from discontinued operations - Net of tax
	-	-	(516,000)

Pro Forma Net Income	$ -	$ -	$ 6,113,000
	=========	=========	========
Pro Forma Basic Earnings Per Share
Income from continuing operations
	$ -	$ -	$ 0.20
Loss from discontinued operations
	-	-	(0.01)

Net Income	$ -	$ -	$ 0.19
	=========	=========	=========
Pro Forma Fully Diluted Earnings Per Share
Income from continuing operations
	$ -	$ -	$ 0.19
Loss from discontinued operations
	-	-	(0.01)

Net Income	$ -	$ -	$ 0.18
	=========	=========	=========
Weighted Average Shares Outstanding
Basic
	32,816,000	32,851,000	32,784,000
Effect of stock options
	-	682,000	490,000

Fully Diluted	32,816,000	33,533,000	33,274,000
	=========	=========	=========

See Notes to Consolidated Financial Statements	4

VSI Holdings, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity

	Common Stock						Accumulated Other Comprehensive Income
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Stock Subscriptions Receivable	Foreign Currency Translation Adjustments	Unrealized Gain on Investments	Total Stockholders' Equity

Balance - October 1, 1996	40,483,000	$405,000	$7,862,000	$22,712,000	$(2,907,000)	$-	$-	$-	$28,072,000

Net income	-	-	-	9,142,000	-	-	-	-	9,142,000
Exercise of stock options (Note 12)	156,000	2,000	86,000	-	-	-	-	-	88,000
Distributions to stockholders	-	-	(1,000)	(25,225,000)	-	-	-	-	(25,226,000)
Redemption of stock	(283,000)	(3,000)	(45,000)	(376,000)	-	-	-	-	(424,000)
Issuance of stock	15,000	-	15,000	-	-	-	-	-	15,000

Balance - September 30, 1997	40,371,000	404,000	7,917,000	6,253,000	(2,907,000)	-	-	-	11,667,000

Net income	-	-	-	9,054,000	-	-	-	-	9,054,000
Exercise of stock options (Note 12)	64,000	-	45,000	-	-	-	-	-	45,000
Issuance of stock options (Note 12)	-	-	83,000	-	-	-	-	-	83,000
Acquisition of stock for treasury	-	-	-	-	(736,000)	-	-	-	(736,000)
Distributions to stockholders	-	-	-	(89,000)	-	-	-	-	(89,000)
Foreign currency translation adjustments	-	-	-	-	-	-	(23,000)	-	(23,000)
Stock issued in acquisition (Note 1)	280,000	3,000	-	-	-	-	-	-	3,000
Issuance of stock	26,000	-	163,000	-	-	(25,000)	-	-	138,000
.
Balance - September 30, 1998	40,741,000	407,000	8,208,000	15,218,000	(3,643,000)	(25,000)	(23,000)	-	20,142,000

Net loss	-	-	-	(498,000)	-	-	-	-	(498,000)
Exercise of stock options (Note 12)	2,000	-	1,000	-	-	-	-	-	1,000
Issuance of restricted stock (Note 11)	154,000	2,000	985,000	-	-	-	-	-	987,000
Acquisition of stock for treasury	-	-	-	-	(798,000)	-	-	-	(798,000)
Foreign currency translation adjustments	-	-	-	-	-	-	24,000	-	24,000
Issuance of stock	87,000	1,000	417,000	-	-	-	-	-	418,000
Retirement of treasury stock	(8,024,000)	(80,000)	(2,826,000)	-	2,906,000	-	-	-	-
Repayment of stock subscriptions	-	-	-	-	-	25,000	-	-	25,000
Tax benefit of stock options exercised	-	-	92,000	-	-	-	-	-	92,000
Issuance of stock options (Note 12)	-	-	72,000	-	-	-	-	-	72,000
Unrealized gain on investments	-	-	-	-	-	-	-	1,854,000	1,854,000

Balance - September 30, 1999	32,960,000	$330,000	$6,949,000	$14,720,000	$(1,535,000)	$-	$1,000	$1,854,000	$22,319,000
	========	======	========	=========	=========	=========	=========	========	=========

See Notes to Consolidated Financial Statements	5

VSI Holdings, Inc. and Subsidiaries
Consolidated Statement of Cash Flows

	Year Ended September 30
	1999	1998	1997

Cash Flows from Operating Activities
Net income (loss)	$(498,000)	$9,054,000	$9,142,000
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	5,669,000	4,865,000	3,513,000
Write-off of goodwill	2,154,000	-	-
Equity in losses of unconsolidated investee	400,000	295,000	1,465,000
Noncash retirement plan contribution	229,000	-	-
Noncash proceeds from sale of subsidiary	-	(736,000)	-
Deferred income taxes	(347,000)	244,000	241,000
Loss on sale of property, plant and equipment	-	32,000	19,000
Issuance of stock options	72,000	83,000	-
Write-off of assets	421,000	-	405,000
Changes in operating assets:
Trade accounts receivable	198,000	(12,881,000)	(2,696,000)
Inventory	(1,000)	381,000	1,238,000
Accumulated costs of uncompleted programs	(1,663,000)	(555,000)	1,198,000
Other current assets	556,000	2,361,000	(2,462,000)
Prepaid federal income tax	(1,451,000)	-	-
Trade accounts payable	6,526,000	2,000,000	(272,000)
Accrued liabilities	488,000	1,607,000	(992,000)
Federal income tax payable	(4,470,000)	4,562,000	-
Advances from customers for uncompleted projects	800,000	1,177,000	(401,000)

Net cash provided by operating activities	9,083,000	12,489,000	10,398,000

Cash Flows from Investing Activities
Additions to property, plant and equipment	(3,061,000)	(13,506,000)	(8,373,000)
Proceeds from sale of property, plant and equipment	-	2,000	-
Additions to notes receivable and advances	(146,000)	(1,138,000)	(10,784,000)
Payments on notes receivable and advances	1,200,000	9,708,000	5,416,000
Investments in affiliates	-	(2,925,000)	(1,139,000)
Investment in available-for-sale securities	(2,450,000)	-	-
Purchase of other investments	(7,150,000)	(307,000)	-
Proceeds from surrender of insurance policies	-	-	661,000

Net cash used in investing activities	(11,607,000)	(8,166,000)	(14,219,000)

Cash Flows from Financing Activities
Principal payments on long-term debt	(918,000)	(164,000)	(104,000)
Proceeds from long-term debt	2,621,000	3,580,000	2,508,000
Principal payments on related party debt	(18,000)	-	(383,000)
Proceeds from related party debt	160,000	11,055,000	2,181,000
Net borrowings on notes payable	3,287,000	1,994,000	7,129,000
Proceeds from issuance of stock	190,000	211,000	7,000
Distributions to stockholders	-	(20,748,000)	(7,209,000)
Acquisition of treasury stock	(798,000)	-	-
Proceeds from payment of stock subscription	25,000	-	-
Redemption of common stock	(1,960,000)	-	(424,000)

Net cash provided by (used in) financing activities	2,589,000	(4,072,000)	3,705,000

Effect of Exchange Rate Changes on Cash	24,000	(23,000)	-

Net Increase (Decrease) in Cash	89,000	228,000	(116,000)

Cash - Beginning of year	463,000	235,000	351,000

Cash - End of year	$552,000	$463,000	$235,000
	=========	=========	=========

See Notes to Consolidated Financial Statements	6

VSI Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements September 30, 1999 and 1998

Note 1 -	Organization of the Company and Basis of Presentation

The accompanying consolidated financial statements include the accounts of VSI Holdings, Inc. (the "Company") and its wholly owned subsidiaries, consisting of Advanced Animations, Inc., Vispac, Inc., Visual Services, Inc. and PSG International, Inc. Intercompany balances and transactions have been eliminated in consolidation.

Advanced Animations, Inc. designs and manufactures product simulators and animatronic displays. Customers are primarily from the retail and entertainment industry throughout the world.

Vispac, Inc. provides administrative and promotional services, warehousing and packaging operations and call center operations predominantly for North American automobile manufacturers.

Visual Services, Inc. is a broad-based provider of educational curriculums and product training, interactive technology-based Distance Learning Systems, product launches, web site development, direct response and site-based marketing, and change process and cultural change consulting. Customers are primarily North American automobile manufacturers.

PSG International, Inc. provides curriculum development and product training to automobile manufacturers at the dealership level throughout Canada, Australia, New Zealand and Taiwan. PSG International, Inc. was formed during the year ended September 30, 1998 when the Company completed the purchase of the assets of an unrelated company. The assets purchased consisted of furniture and equipment with an approximate fair value of $60,000. No liabilities were assumed as part of the purchase. The total purchase price was $4,543,625. The Company issued 280,000 shares of common stock valued at $7.00 per share, with the balance of $2,583,625 paid in cash.

As part of the PSG International, Inc. purchase agreement, the shares issued to the seller were subject to a "put option" in which the seller had the option to sell the shares back to the Company in April 1999 for $2,100,000 ($7.50 per share). During the year ended September 30, 1999, the "put option" was exercised and the shares were subsequently retired to treasury stock.

In addition, the Company has agreed to pay the seller a performance bonus of up to $1,000,000 if certain performance goals are met. As part of the performance goals, the portion of the business acquired is required to produce average annual pretax income for the period from April 1, 1997 to March 30, 2000 of $900,000. To the extent the target average annual pretax income is not met, the bonus is reduced by a factor of six times the shortfall. PSG's average annual pretax income from April 1, 1997 through September 30, 1999 was approximately $630,000.

7

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

Inventory - Inventory, which consists of raw materials and supplies, is recorded at the lower of cost, determined on the specific unit basis, or market.

Accumulated Costs of Uncompleted Programs - Accumulated costs of uncompleted programs consist of costs accumulated on various service-related contracts of Visual Services, Inc. The accumulated costs are included as a current asset, as they consist of ongoing job costs, which will be recorded as cost of revenue against the appropriate revenue recognized within the next fiscal year. At September 30, 1999 and 1998, operating expenses amounting to $720,000 and $396,000, respectively, were capitalized and included in accumulated costs.

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

Note 2 - Significant Accounting Policies (Continued)
Goodwill - Goodwill represents the excess cost of acquiring PSG International, Inc. over the fair value of its net assets at the date of acquisition. The carrying value of goodwill is evaluated annually based on the projected discounted cash flows of PSG International, Inc. To the extent the carrying value of goodwill significantly exceeds the projected discounted cash flows, a write-down of goodwill is recorded. During the year ended September 30, 1999, as a result of a reduction in the estimated future business generated by PSG International, Inc., goodwill of $2,154,000 relating to the acquisition was written off because it was considered to have no continuing value and the Company reduced the life over which the remaining goodwill was being amortized from 15 to 6 years. This change in the estimated life of the goodwill had the effect of decreasing net income for the year ended September 30, 1999 by $260,000 ($0.01 per share). At September 30, 1999 and 1998, accumulated amortization amounted to $620,000 and $199,000, respectively.

Total amortization expense amounted to $422,000 and $199,000 for the years ended September 30, 1999 and 1998, respectively.

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

Pro forma income taxes for 1997 include historical income tax expense plus a provision for income taxes at 34 percent of the income before income taxes of the subsidiaries not subject to tax prior to the date of the mergers.

Note 2 - Significant Accounting Policies (Continued)
Retirement Plan - The Company has a voluntary retirement savings plan designed in accordance with Section 401(k) of the Internal Revenue Code that covers all eligible employees. Employer contributions are discretionary and determined annually by management. Employer contributions amounted to $229,000 of the Company's stock and $212,000 of cash for the years ended September 30, 1999 and 1998, respectively. There was no contribution made for the year ended September 30, 1997.

Earnings per Share - Earnings per share and pro forma earnings per share are computed using the weighted average number of shares outstanding. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year, without regard to stock options and restricted stock awards outstanding. In the computation of fully diluted earnings per share, the treasury stock method of determining weighted average shares is required, which assumes the exercise of existing stock options and awards and the repurchase of shares with the proceeds, if such a computation has a dilutive effect. The pro forma amounts for the year ended September 30, 1997 have been calculated as if the subsidiaries had been consolidated for all years presented.

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

Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. An impairment is recognized to the extent the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value.

Investments - The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

Note 2 - Significant Accounting Policies (Continued)
Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost in investments. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value in investments on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

The Company's investment in nonmarketable securities is stated at cost.

Investment in Partnerships - Investments in partnerships are accounted for using the equity method.

Comprehensive Income - The Company adopted SFAS No. 130, "Reporting Comprehensive Income", as of October 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, are reported as a direct adjustment to the equity section of the balance sheet. Such items, along with net income, are considered components of comprehensive income under the new standard. The adoption of SFAS No. 130 had no effect on the Company's net income or stockholders' equity.

Foreign Currency Translation - The assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period, revenue and expenses are translated at the average monthly exchange rates, and all other equity transactions are translated using the actual rate on the date of the transaction.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For example, the Company recognizes certain revenue using the percentage of completion method, which requires the use of significant estimates. Actual results could differ from those estimates.

11

Note 3 -	Investments
The Company's investments consist of the following:

	1999	1998
Available-for-sale securities	$ 5,259,000	$ -
Nonmarketable securities	3,500,000	-
Partnerships-Equity method	4,264,000	1,021,000
Total investments	$ 13,023,000	$ 1,021,000
	=========	========

The available-for-sale securities consist of 432,000 shares of Navidec, Inc. common stock (representing a less than 5 percent ownership interest). The stock was acquired during the year ended September 30, 1999 and is restricted from being sold within one year of its acquisition. Unrealized gains on this investment are included as a separate component of stockholders' equity, net of any related tax effect. At September 30, 1999, gross unrealized holding gains on available-for-sale securities amounted to $2,809,000. There were no unrealized holding gains or losses at September 30, 1998.

The investment in nonmarketable securities consists of 100,014 shares of convertible preferred stock in eCollege.com, a private corporation. The preferred stock is convertible to 468,808 shares of common stock upon a public offering by eCollege.com. eCollege.com is engaged in the development of internet-based education for colleges and universities.

The investment in partnerships consists of several partnership investments that have been accounted for under the equity method. The Company's investment in partnerships consists of the following:

	1999	1998
KC Investors, L.P.	$ 3,470,000	$ 400,000
Corporate Eagle Five, L.L.C.	762,000	614,000
Visual Learning Systems, L.L.C.	32,000	-
Other	-	7,000
Total investment in partnerships	$ 4,264,000	$ 1,021,000
	=========	========

12

Note 3 -	Investments (Continued)

The investment in KC Investors, L.P. (KCI) represents an approximate 15 percent interest in the partnership. KCI was formed as an investment partnership to fund the continuing development of the Oz Entertainment Company, a corporation in which KCI holds a majority interest. The Oz Entertainment Company is a development stage company engaged in the early stages of development of a theme park and resort in Kansas based on the 1939 MGM film, "The Wizard of Oz".

In addition to the cash invested, the Company has provided web-site development and promotional services totaling $847,000 to the Oz Entertainment Company. At September 30, 1999, the Company had receivables of approximately $317,000 and accumulated costs on uncompleted programs of approximately $380,000 relating to KCI and the Oz Entertainment Company.

CLT Associates, L.P. (CLT), a partnership controlled by the majority stockholder of the Company, owns an additional 6 percent interest in KC Investors, L.P. and a direct interest in preferred stock of the Oz Entertainment Company.

Note 4 -	Property, Plant and Equipment
Property, plant and equipment consist of the following:

	1999	1998	Depreciable Life - Years
Land and land improvements	$1,286,000	$1,286,000	-
Building	8,171,000	8,193,000	18-39
Furniture, fixtures and equipment	35,539,000	32,995,000	5-10
Leasehold improvements	3,808,000	3,695,000	18-39
Production costs	1,250,000	1,100,000	-
Vehicles	2,113,000	2,082,000	5
Total	52,167,000	49,351,000
Less accumulated depreciation and amortization	30,592,000	25,169,000
Net carrying amount	$21,575,000	$24,182,000
	=========	=========

13

Note 4 -	Property, Plant and Equipment (Continued)

Depreciation expense amounted to $5,668,000, $4,666,000 and $3,513,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

During the year ended September 30, 1999, several customized trailers with electronic equipment, along with specialized tents used for specific jobs, were deemed to be impaired and written down to their fair value. Fair value, which was determined by estimating the future cash inflows of such assets, exceeded their carrying value by $421,000. An impairment loss of that amount (included in operating expenses) has been charged to operations for the year ended September 30, 1999.

Note 5 -	Notes Payable
The Company has several lines of credit, as follows:

	1999	1998

Bank line of credit permitting borrowings up to $32,000,000 at .50 percent below the bank's prime rate (8.25 percent at September 30, 1999). Borrowings equal to or greater than $500,000 can be made for fixed periods of time at a fixed rate equal to LIBOR plus 1.50 percent (LIBOR at September 30, 1999 was 5.38 percent). Collateralized by all assets of the Company and expiring in February 2000	$22,413,000	$18,334,000

Bank line of credit permitting borrowings up to $4,000,000 at .50 percent below the bank's prime rate (8.25 percent at September 30, 1999). Borrowings equal to or greater than $500,000 can be made for fixed periods of time at a fixed rate equal to LIBOR plus 1.50 percent (LIBOR at September 30, 1999 was 5.38 percent). Collateralized by all assets of the Company and expiring in November 2000	3,750,000	2,365,000
14
Bank line of credit permitting borrowings up to $9,000,000 at .50 percent below the bank's prime rate (8.25 percent at September 30, 1999). Borrowings equal to or greater than $500,000 can be made for fixed periods of time at a fixed rate equal to LIBOR plus 1.50 percent (LIBOR at September 30, 1999 was 5.38 percent). Collateralized by all assets of the Company and expiring in March 2000	-	-

Checks written but not yet presented to the bank. Upon presentation to the bank, additional borrowings will be made on the line of credit. The Company policy is to reflect these checks as additional amounts payable to the bank	2,263,000	4,440,000
Total notes payable to bank	$28,426,000	$25,139,000
	=========	=========

Note 5 -	Notes Payable (Continued)

The loan agreements contain certain covenants requiring that, among other things, the Company maintain certain levels of net worth and working capital and that the ratio of total liabilities to net worth, debt service ratio and current ratio do not exceed certain amounts.

Notes payable to related parties consist of subordinated notes payable to stockholders of VSI Holdings, Inc. These notes are unsecured, bear interest at 7 percent and are due December 31, 2002. The notes are subordinated to all bank debt.

The weighted-average interest rate on short-term notes payable was 6.90 percent and 7.35 percent as of September 30, 1999 and 1998, respectively.

Note 6 -	Long-term Debt
Long-term debt consists of the following:

	1999	1998

Mortgage payable to bank, bearing interest at the bank's prime rate (8.25 percent at September 30, 1999), due in monthly installments of $3,222 plus interest. The mortgage was refinanced during the year ended September 30, 1999	$-	$441,000

Mortgage payable to bank, bearing interest at the bank's prime rate (8.25 percent at September 30, 1999), due in monthly installments of $21,765 including interest, with a final principal payment due on September 1, 2004. The mortgage is collateralized by the related land and building with a net book value of $2,407,000 at September 30, 1999	2,400,000	2,452,000
15
Mortgage payable to bank, bearing interest at 2 percent above the stated rate on seven-year fixed rate United States Department of Treasury bills (seven-year Treasury bills had a rate of 4.30 percent at September 30, 1999), due in monthly installments of $18,199 including interest, with a final principal payment due on October 8, 2005. The mortgage is collateralized by the related land and building with a net book value of $3,439,000 at September 30, 1999	2,415,000	2,480,000

Term loan payable to bank, bearing interest at 6.52 percent, due in monthly installments of $33,724 including interest with the final payment due October 8, 2001. The loan is collateralized by all assets of the Company	756,000	1,100,000

Mortgage payable to bank, bearing interest at 8.17 percent, due in monthly installments of $22,201 including interest, with a final principal payment due on June 4, 2004. The mortgage is collateralized by the related land and building with a net book value of $367,000 at September 30, 1999	2,605,000	-
Total Less current portion Long-term portion	8,176,000 516,000 $7,660,000	6,473,000 461,000 $6,012,000
	========	========

Estimated principal payments due on the long-term debt are as follows:

Years Ending September 30	Amount
2000	$516,000
2001	585,000
2002	246,000
2003	229,000
2004	4,571,000
2005 and thereafter	2,029,000
Total	$8,176,000
========

Note 7 -	Commitments and Contingencies

Lease Commitments - The Company utilizes operating leases for equipment, warehouses and operating facilities. For most locations, the Company pays taxes, insurance and maintenance costs. Lease terms generally range from one to six years with renewal options for additional three- to five-year periods.

The Company leases one of its primary operating facilities from a partnership, of which the Company's controlling stockholder owns 100 percent through direct and indirect ownership.

The minimum lease payments for the remaining years under the above leases are as follows:

Years Ending September 30	Related Party	Other	Total

2000	$551,000	$3,323,000	$3,874,000
2001	551,000	2,656,000	3,207,000
2002	551,000	2,317,000	2,868,000
2003	623,000	1,044,000	1,667,000
2004	638,000	36,000	674,000
2005 and thereafter	53,000	-	53,000
Total	$2,967,000	$9,376,000	$12,343,000
	========	========	=========

The Company remains the guarantor of the operating leases of BKNT Retail Stores, Inc. (see Note 14). The sole stockholder of BKNT Retail Stores, Inc. has pledged 216,750 shares of VSI Holdings, Inc. as collateral relating to the lease commitments. The minimum lease payments for the remaining years under these leases are as follows:

Years Ending September 30	Amount
2000	$593,000
2001	329,000
2002	88,000
2003	25,000
Total	$1,035,000
========

Note 7 -	Commitments and Contingencies (Continued)
Rent expense was as follows for the years ended September 30:

	1999	1998	1997
Related party	$551,000	$551,000	$641,000
Other	3,169,000	4,176,000	4,253,000
Total	$3,720,000	$4,727,000	$4,894,000
	========	========	========

Note 8 -	Income Taxes
The following is a summary of the deferred tax assets and liabilities at September 30, 1999 and 1998:

	1999	1998
Deferred tax assets:
Depreciation and amortization	$991,000	$159,000
Net operating loss carryforwards	36,000	820,000
Accrued expenses not deductible for tax purposes	670,000	551,000
Losses from partnership investments - Equity method	180,000	-
Total deferred tax assets	1,877,000	1,530,000
Deferred tax liabilities - Unrealized gain from investments	(955,000)	-
Net deferred tax asset	$922,000	$1,530,000
	=======	========

Note 8 -	Income Taxes (Continued)
The provision for income taxes consists of the following:

	1999	1998	1997
Current	$278,000	$4,643,000	$ -
Deferred	(347,000)	244,000	464,000
Total provision for (benefit from) income taxes	$(69,000)	$4,887,000	$464,000
	=======	========	=======

A reconciliation of taxes on income from continuing operations based on the statutory federal income tax rate to the provision for income taxes is as follows:

	1999	1998	1997
Tax computed at statutory federal income tax rate	$(193,000)	$4,793,000	$3,441,000
Nondeductible expenses	164,000	92,000	7,000
Subsidiaries formerly not subject to tax (Note 2)	-	-	(3,029,000)
Adjustments to prior year taxes and other	(40,000)	2,000	45,000
Total provision for (benefit from) income taxes	$ (69,000)	$4,887,000	$464,000
	========	========	=======

Note 9 -	Cash Flows

Cash paid during the years ended September 30, 1999, 1998 and 1997 for interest amounted to $3,013,000, $2,123,000 and $1,235,000, respectively. Cash paid for income taxes in those years was $6,199,000, $6,000 and $0, respectively.

The Company had the following noncash transactions:

· During 1999, the Company issued 154,126 shares of stock under its restricted stock compensation plan (see Note 11). As a result, the Company reduced the accrual for stock compensation and recorded additional stock and paid-in capital totaling $987,000.

· During 1998, the Company purchased PSG International, Inc. As part of the purchase price, the Company issued 280,000 shares of common stock with a value at the date of purchase of $1,960,000 (see Note 1).

· During 1998, the Company received 144,000 shares of its own common stock valued at $736,000 as proceeds on the sale of the discontinued operations.

· During 1997, the Company reduced a note receivable from the limited partnership in exchange for a reduction in a note payable and a line of credit from the limited partnership controlled by Mr. Toth in the amount of $1,572,000.

Note 10 -	Self-insurance Plan
The Company is substantially self-insured for employee medical and dental claims. The policy year of the plan is October 1 to September 30. The Company has purchased stop-loss insurance for individual claims that exceed $75,000 annually, up to a maximum of $1,000,000. The Company has estimated the amount of incurred but not reported claims (IBNR) based on historical claims reported after year end and has recorded an accrual to the extent that the estimated IBNR exceeds any pre-funded amounts.

Note 11 -	Stock Compensation
In December 1997, the Board of Directors approved a restricted stock compensation plan for certain key employees. Under the plan, key employees are allocated the right to receive stock, subject to forfeiture if employment terminates prior to the end of prescribed periods ranging from one to three years. During the years ended September 30, 1999 and 1998, the Company awarded key employees the right to receive shares. The market value of these shares will be recognized and charged as compensation expense as earned over the future service period. The following is a summary of the activity in the restricted stock compensation plan:

	1999		1998
	Unissued Shares	Unrecognized Compensation	Unissued Shares	Unrecognized Compensation
Share rights outstanding:
Balance - Beginning of year	462,375	$1,604,000	-	$ -
Rights awarded during year	102,298	463,000	462,375	2,961,000
Rights forfeited during year	(29,022)	(188,000)	-	-
Shares issued during year	(154,126)	-	-	-
Compensation recognized	-	(1,216,000)	-	(1,357,000)
Balance - End of year	381,525	$663,000	462,375	$1,604,000
	=======	========	======	========
Vested, unissued shares - End of year	-		-

Note 12 -	Stock Options

The Company issued options for the Company's common stock in the following arrangements:

Mr. Toth's Options
In 1993, the Company granted its majority stockholder options to purchase 825,000 shares of common stock at $.15625 per share for providing assistance with financing in accordance with a Plan of Reorganization. Options for 425,000 shares remain outstanding at September 30, 1999.

Other Options
During the years ended September 30, 1999 and 1998, the Company issued stock options for 85,000 and 58,000 common shares, respectively, to certain consultants of the Company. The exercise prices for the years ended September 30, 1999 and 1998 ranged from $5.75 to $8.20 and $6.20 to $8.70, respectively. The fair value of the options amounted to $89,000 and $83,000, respectively, which was charged to expense. Generally, the options are exercisable between two and three years from the date of issuance. There were no options exercised during the year.

The Company has stock options outstanding or issuable for the benefit of employees and directors under the following plans:

1986 Incentive Stock Option Plan - Options under this plan were granted to officers and key employees at prices not less than the market price at date of grant. Options are generally exercisable one-third annually commencing 12 months after the date granted and expire at the end of six years. This plan terminated in March 1996 and no new options will be granted. There were no options exercised during the year ended September 30, 1999. Options for 22,000 shares were exercised during the year ended September 30, 1998. Options for 40,000 shares remain outstanding at September 30, 1999.

1986 Nonqualified Stock Option Plan - Options under this plan were granted to officers and employees at prices not less than the market price at date of grant. Options are generally exercisable one-third annually commencing 12 months after the date granted and expire at the end of 10 years. This plan terminated in March 1996 and no new options will be granted under the plan. Options for 2,090 and 42,290 shares were exercised during the years ended September 30, 1999 and 1998, respectively. Options for 48,620 shares remain outstanding at September 30, 1999.

1997 Nonqualified Stock Option Plan and 1997 Incentive Stock Option Plan - These plans were established during 1997 to issue options to officers and employees at prices not less than the market price at date of grant. Each plan is authorized to issue options for 500,000 shares of the Company's common stock. During the year ended September 30, 1999, the Company approved the addition of 1,000,000 options to the 1997 Incentive Stock Option Plan. Generally, the options vest over a three-year period with 50 percent vesting after two years and the remaining vesting after three years from the date of grant. During the year ended September 30, 1999, 67,666 incentive stock options were granted, 51,000 were cancelled and none were exercised. During the year ended September 30, 1998, 518,000 incentive stock options were granted.

Independent Director Stock Option Plan - Options under this plan are granted to independent directors who are neither employees nor beneficial owners of 5 percent or more of the Company's common stock at prices equal to the market price of the Company's common stock at date of grant. During the years ended September 30, 1998 and 1997, 10,000 and 20,000 options were granted, respectively. No options were granted during the year ended September 30, 1999. Options for 30,000 shares were exercised during the year ended September 30, 1997. No options were exercised during the years ended September 30, 1999 and 1998. Options granted are usually exercisable 30 days from date of grant as determined by vesting schedules in the plan.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date, the Company's income from continuing operations for 1999 and 1998 would have been reduced by $236,000 ($.01per share) and $100,000 (no effect on earnings per share), respectively. Earnings in 1997 would not have been materially affected.

Note 12 -	Stock Options (Continued)
Information regarding these fixed-price option plans for the years ended September 30, 1999, 1998 and 1997 are as follows:

	1999		1998		1997
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding - Beginning of year	1,121,710	$3.64	600,000	$0.38	815,700	$0.34

Canceled	(51,000)	7.19	-	-	(80,000)	0.50
Granted	152,666	6.81	586,000	6.28	20,000	3.13
Exercised	(2,090)	0.50	(64,290)	0.71	(155,700)	0.56

Options outstanding - End of year	1,221,286	3.91	1,121,710	3.64	600,000	0.38

Option price range - End of year	$.15625 to $8.70		$.15625 to $8.70		$.15625 to $3.125

Option price range for exercised shares	$.50		$.50 to $.75		$.50 to $1.00

Options available for future grants - End of year	1,417,000		570,000		1,080,000

Weighted average fair value of options granted during the year	$1.22		$1.13		$2.75

The following table summarizes information about fixed price stock options outstanding at September 30, 1999:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 1999	Weighted Average Remaining Contractual Life	Weighted Average Exercise	Number Exercisable at September 30, 1999	Weighted Average Exercise Price

$ .15625	425,000	1 year	$ .15625	425,000	$ .15625
.50 to .55	88,620	1 year	.52	88,620.52
3.125	20,000	3 years	3.125	20,000	3.125
5.75 to 6.70	556,500	3 years	6.31	41,500	6.54
7.90 to 8.70	131,166	3 years	8.35	25,000	8.70

.15625 to 8.70	1,221,286		3.64	600,120	1.11
	=======			======

Note 13 -	Segment Information and Major Customers

The Company's operations are classified into two major business segments: marketing services and entertainment. The marketing services segment performs administrative and data management services, creates, prints and prepares promotional materials and performs other marketing services. In addition, the marketing services segment provides product and leadership training and creates and produces video training products, industrial theater and meetings.

The entertainment segment designs and manufactures animated displays for the retail and entertainment industry throughout North America. In addition, the entertainment segment operates and administers touring animated educational displays.

The Company had sales from foreign activities of $5,269,000, $5,375,000 and $181,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

Summarized financial information by each of the Company's two industry segments for the three-year period ended September 30, 1999 is as follows:

	1999	1998	1997
Revenue:
Marketing services sector	$134,708,000	$155,949,000	$124,020,000
Entertainment sector	9,065,000	7,477,000	6,506,000
Consolidated total	$143,773,000	$163,426,000	$130,526,000
	==========	==========	==========
Income from operations:
Marketing services sector	$486,000	$14,834,000	$11,674,000
Entertainment sector	2,352,000	1,584,000	1,002,000
Equity in earnings of unconsolidated investee	(400,000)	-	(1,465,000)
Interest expense	(3,005,000)	(2,320,,000)	(1,089,000)
Consolidated income (loss) from operations before income taxes	$(567,000)	$14,098,000	$10,122,000
	========	=========	=========

Note 13 -	Segment Information and Major Customers

	1999	1998	1997
Identifiable assets:
Marketing services sector	$91,175,000	$83,848,000	$67,699,000
Entertainment sector	7,127,000	5,707,000	3,534,000
Consolidated total	$98,302,000	$89,555,000	$71,233,000
	=========	=========	=========
Depreciation and amortization:
Marketing services sector	$7,408,000	$4,564,000	$3,012,000
Entertainment sector	415,000	301,000	183,000
Consolidated total	$7,823,000	$4,865,000	$3,195,000
	========	========	========
Capital expenditures:
Marketing services sector	$2,736,000	$11,848,000	$6,651,000
Entertainment sector	325,000	1,658,000	1,587,000
Consolidated total	$3,061,000	$13,506,000	$8,238,000
	========	=========	========

The following companies are considered major customers of the marketing service sector and comprise 10 percent or greater of the Company's net sales:

	1999	1998	1997

Customer A	32%	25%	29%
Customer B	23	44	32
Customer C	10	9	10
Total	65%	78%	71%
	===	===	===

Note 14 -	Discontinued Operations

On June 30, 1998, the Company adopted a formal plan to sell the stock of its wholly owned subsidiaries, BKNT Retail Stores, Inc., J.D. Dash, Inc. and BKNT, Inc. to
Mr. Martin Suchik, a former officer in VSI Holdings, Inc., in exchange for stock in VSI Holdings, Inc. The Company completed the sale on September 30, 1998. The VSI Holdings, Inc. stock exchanged had a total value of $736,000 on the date the sale was completed.

Operating results of BKNT Retail Stores, Inc., J.D. Dash, Inc. and BKNT, Inc. for the nine months ended June 30, 1998 are shown separately as discontinued operations in the accompanying statement of operations. The statement of operations for the year ended September 30, 1997 has been restated and operating results of BKNT Retail Stores, Inc., J.D. Dash, Inc. and BKNT, Inc. are also shown separately.

Net sales of BKNT Retail Stores, Inc., J.D. Dash, Inc. and BKNT, Inc. for the years ended September 30, 1998 and 1997 were approximately $12,190,000 and $17,725,000, respectively. There were no sales for the year ended September 30, 1999. These amounts are not included in net sales in the accompanying statement of operations.

Note 15 -	Quarterly Results (unaudited)
The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The following tables contain selected unaudited consolidated statements of income for each quarter for fiscal 1999 and 1998. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal Year 1999
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except for per share data)
Revenue	$39,484	$28,439	$40,513	$35,337
Operating Income (Loss)	173	(2,747)	3,139	2,789
Income (Loss) before discontinued operations	(1,125)	(2,327)	1,444	1,510
Net Income (Loss)	(1,125)	(2,327)	1,444	1,517
Income (Loss) before discontinued operations per common share:
Basic	(0.03)	(0.07)	0.04	0.05
Fully diluted	(0.03)	(0.07)	0.04	0.05
Weighted average shares outstanding (a):
Basic	32,631	32,623	32,916	32,822
Fully diluted	32,631	32,623	33,602	33,448

Note 15 -	Quarterly Results (unaudited) (Continued)

	Fiscal Year 1998
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except for per share data)
Revenue	$58,984	$37,817	$40,480	$26,145
Operating Income	4,818	3,977	4,689	3,003
Income before discontinued operations	1,994	2,322	2,916	1,979
Net Income	2,267	2,256	2,564	1,967
Income before discontinued operations per common share:
Basic	0.06	0.07	0.09	0.06
Fully diluted	0.05	0.07	0.09	0.06
Weighted average shares outstanding (a):
Basic	32,992	32,959	32,835	32,635
Fully diluted	33,702	34,219	33,438	33,198

(a) Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.

Note 16 -	Fair Values of Financial Instruments

A summary of the fair values of financial instruments, as well as the methods and significant assumptions used to estimate fair values, is as follows:

Short-term Financial Instruments - The fair values of short-term financial instruments, including cash, trade accounts receivable and payable, accrued liabilities and advances from customers, approximate the carrying amounts in the accompanying consolidated financial statements due to the short maturity of such instruments.

Marketable Securities - The fair value of investments in available-for-sale securities is based on quoted market prices.

Note 16 - Fair Values of Financial Instruments (Continued)

Investments - Investments consist of investments in a privately held corporation and partnership interests. There is no market for the Company's investment in the privately held corporation or its investment in partnerships. It was impracticable to estimate the fair values of those investments. The following is a summary of pertinent information about the investment in the privately held corporation and the Company's investment in K.C. Investors, L.P.:

	Privately Held Corporation		K.C. Investors, L.P.
	December 31		September 30
	1998	1997	1999	1998
Total assets	$13,659,000	$748,000	$23,620,000	$10,892,000
Total equity (deficit)	(8,539,000)	(902,000)	16,331,000	8,434,000
Total revenue	1,665,000	1,028,000	-	-
Net loss	(7,290,000)	(550,000)	(4,778,000)	(256,000)

Notes Receivable and Advances, Notes Payable to Bank and Related Parties and Long-term Debt - The fair values approximate the carrying amounts since the note rates approximate rates currently available to the Company for notes with similar terms and maturities.

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

* 4.6 VSI Holdings, Inc. Restricted Stock Plan December 1, 1997 as approved at the annual shareholders meeting held on April 8, 1998, filed as Exhibit 4.6 to Form 10-K for fiscal year ended September 30, 1998.

* 4.7 VSI Holdings, Inc. Employee Stock Purchase Plan October 7, 1997 as approved at the annual shareholders meeting held on April 8, 1998, filed as Exhibit 4.7 to Form 10-K for fiscal year ended September 30, 1998..

* 4.8 Advanced Animations, Inc. Agreement and Plan of Merger dated February 7, 1997, filed as Exhibit 4.8 to Form 10-K for fiscal year ended September 30, 1998.

* 4.9 VISPAC, Inc. Agreement and Plan of Merger dated June 13, 1997, filed as Exhibit 4.9 to Form 10-K for fiscal year ended September 30, 1998.

* 4.10 Visual Services, Inc. Agreement and Plan of Merger dated September 24, 1997, filed as Exhibit 4.10 to Form 10-K for fiscal year ended September 30, 1998.

+ 21.1 List of Subsidiaries of the Registrant.

+ 23.1 Consent of Plante & Moran LLP, Independent Auditors.

(b) Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VSI Holdings, Inc.
(Registrant)

By: /s/ Steve Toth, Jr.
Steve Toth, Jr.,
President and
Chief Executive Officer

Date: December 22, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steve Toth, Jr. Director, President and
December 22, 1999 Chief Executive Officer
Steve Toth, Jr.

/s/ Martin S. Suchik Director
December 22, 1999
Martin S. Suchik

/s/ Thomas W. Marquis Director, Treasurer, Secretary
December 22, 1999
Thomas W. Marquis Chief Accounting Officer,
and Principal Financial Officer

/s/ Terry Sparks Director and Divisional Vice President
December 22, 1999
Terry Sparks

Exhibit 21.1

LIST OF SUBSIDIARIES OF VSI HOLDINGS, INC.

Visual Services, Inc., a wholly owned Georgia corporation

Vispac, Inc., a wholly owned Georgia corporation

Advanced Animations, Inc., a wholly owned Georgia corporation

PSG International, Inc., incorporated in Georgia

Exhibit 23.1

CONSENT OF INDEPENDENT AUDITOR'S

We consent to the inclusion in this Annual Report on Form 10-K of our independent auditor's report dated November 19, 1999 on the financial statements of VSI Holdings, Inc. for the year ended September 30, 1999.

PLANTE & MORAN, LLP

Ann Arbor, Michigan
December 22, 1999

SIGNATURE AUTHORIZATION FOR ELECTRONIC FILING

(Regulation S-T, Sec. 232.302)

In connection with the Annual Report on Form 10-K of VSI Holdings, Inc. for the year ended September 30, 1999, we hereby authenticate, acknowledge or otherwise authorize the use of the Plante & Moran, LLP signature in typed form on our independent auditor's report dated November 19, 1999 and on the Consent of Independent Auditors dated December 22, 1999.

PLANTE & MORAN, LLP

Ann Arbor, Michigan
December 22, 1999