Form 10-Q
period 2000-03-31
VSI HOLDINGS INC
filed 2000-05-12
CIK 354611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ______

There were 33,563,681 shares of Common Stock, par value $.01 per share, outstanding at March 31, 2000. The Company held 300,250 of these shares as treasury stock.

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

VSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31 2000 (Unaudited)	September 30 1999 (Audited)
ASSETS
CURRENT ASSETS
Cash	$ 1,794,000	$ 552,000
Cash in escrow	3,282,000	2,930,000
Trade accounts receivable:
Billed	29,925,000	39,820,000
Unbilled	19,218,000	9,548,000
Notes receivable and advances	74,000	92,000
Notes receivable - Related parties	843,000
Inventory	440,000	410,000
Accumulated costs of uncompleted programs	9,732,000	4,883,000
Deferred tax asset		207,000
Prepaid federal income tax		1,451,000
Investment in available-for-sale securities	10,002,000	5,259,000
Other current assets	1,158,000	609,000
Total Current Assets	76,468,000	65,761,000
LONG-TERM PORTION OF NOTES RECEIVABLE - Related Parties	921,000	777,000
PROPERTY,PLANT AND EQUIPMENT (NET)	20,373,000	21,575,000
DEFERRED TAX ASSET	715,000	715,000
INVESTMENTS	4,195,000	7,764,000
GOODWILL-NET	1,497,000	1,710,000
Total Assets	$104,169,000	$98,302,000
	===========	===========

VSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31 2000 (Unaudited)	September 30 1999 (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$ 583,000	$ 516,000
Trade accounts payable	11,833,000	18,452,000
Notes payable to bank	37,158,000	28,426,000
Accrued liabilities	3,105,000	3,318,000
Advances from customers for uncompleted projects	6,018,000	5,975,000
Total Current Liabilities	58,697,000	56,687,000
LONG-TERM LIABILITIES
Notes payable - Related parties	11,720,000	11,636,000
Long-term debt - Other	7,328,000	7,660,000
Total Long-Term Liabilities	19,048,000	19,296,000
STOCKHOLDERS' EQUITY
Preferred stock - $1.00 par value per share, 2,000,000 shares authorized, no shares issued	-	-
Common stock - $.01 par value per share, 60,000,000 shares authorized, 33,564,000 shares issued at March 31, 2000 and 32,960,000 at September 30, 1999	336,000	330,000
Treasury stock, (at cost) 300,000 shares at March 31, 2000, and September 30, 1999	(1,535,000)	(1,535,000)
Additional paid-in capital	8,056,000	6,949,000
Accumulated Other Comprehensive Income	2,542,000	1,855,000
Retained Earnings	17,025,000	14,720,000
Total Stockholders' Equity	26,424,000	22,319,000
Total Liabilities and Stockholders' Equity	$104,169,000	$98,302,000
	===========	===========

See Notes to Consolidated Financial Statements

VSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended
	March 31 2000 (Unaudited)	March 31 1999 (Unaudited)
REVENUE	$44,689,000	$40,513,000
EXPENSES
Cost of revenue	25,456,000	21,264,000
Operating expenses	15,336,000	16,110,000
Total Expenses	40,792,000	37,374,000
OPERATING INCOME	3,897,000	3,139,000
OTHER EXPENSES
Interest income and other income and expense	(566,000)	(67,000)
Interest expense	(1,134,000)	(703,000)
Total Other Expenses	(1,700,000)	(770,000)
INCOME - Before income taxes	2,197,000	2,369,000
PROVISION FOR INCOME TAXES	746,000	925,000
NET INCOME	$ 1,451,000	$ 1,444,000
	============	===========
OTHER COMPREHENSIVE INCOME
Foreign Currency Translation Adjustment	(34,000)	(16,000)
Unrealized gain (loss) on Securities, Net of tax expense (benefit) of $(120,000) and $392,000, for the three months ended March 31, 2000 and 1999, respectively	(234,000)	760,000
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	$ (268,000)	$ 744,000
COMPREHENSIVE INCOME	$ 1,183,000	$ 2,188,000

See Notes to Consolidated Financial Statements

VSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME - Continued

	Three Months Ended
	March 31 2000 (Unaudited)	March 31 1999 (Unaudited)
EARNINGS PER SHARE:
Basic:	$ 0.04	$ 0.04

Fully Diluted:	$ 0.04	$ 0.04

Weighted Average Shares Basic	33,261,000	32,916,000
Dilutive	33,430,000	33,602,000

See Notes to Consolidated Financial Statements

VSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Six Months Ended
	March 31 2000 (Unaudited)	March 31 1999 (Unaudited)
REVENUE	$82,789,000	$75,850,000
EXPENSES
Cost of revenue	42,110,000	38,335,000
Operating expenses	34,652,000	31,587,000
Total Expenses	76,762,000	69,922,000
OPERATING INCOME	6,027,000	5,928,000
OTHER EXPENSES
Interest income and other income and expense	(607,000)	113,000
Interest expense	(1,925,000)	(1,307,000)
Total Other Expenses	(2,532,000)	(1,194,000)
INCOME - Before income taxes	3,495,000	4,734,000
PROVISION FOR INCOME TAXES	1,188,000	1,780,000
NET INCOME	$ 2,307,000	$ 2,954,000
	============	===========
OTHER COMPREHENSIVE INCOME
Foreign Currency Translation Adjustment	(100,000)	(16,000)
Unrealized gain on Securities, Net of tax expense of $406,000 and $392,000 for the six months ended March 31, 2000 and 1999, respectively	787,000	760,000
TOTAL OTHER COMPREHENSIVE INCOME	$ 687,000	$ 744,000
COMPREHENSIVE INCOME	$ 2,994,000	$ 3,698,000

See Notes to Consolidated Financial Statements

VSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME - Continued

	Six Months Ended
	March 31 2000 (Unaudited)	March 31 1999 (Unaudited)
EARNINGS PER SHARE:
Basic:	$ 0.07	$ 0.09

Fully Diluted:	$ 0.07	$ 0.09

Weighted Average Shares Basic	32,949,000	32,823,000
Dilutive	33,158,000	33,492,000

See Notes to Consolidated Financial Statements

VSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	March 31 2000 (Unaudited)	March 31 1999 (Unaudited)
Cash Flows from Operating Activities
Net Income	$ 2,307,000	$ 2,954,000
Adjustments to reconcile net income to Net cash from operating activities:
Depreciation and amortization	2,248,000	3,086,000
Equity in losses of unconsolidated investee	633,000	61,000
Deferred income taxes	207,000	1,196,000
(Increase) decrease in assets:
Trade accounts receivable	(275,000)	4,194,000
Inventory	(30,000)	(27,000)
Other Current Assets	902,000	(1,107,000)
Accumulated costs of uncompleted programs	(4,849,000)	(1,573,000)
Increase (decrease) in liabilities:
Trade accounts payable	(6,619,000)	703,000
Accrued liabilities	427,000	(5,378,000)
Advances from customers for uncompleted projects	(309,000)	1,208,000
Net cash provided by (used in) operating activities	(5,358,000)	5,317,000
Cash Flows from Investing Activities
Changes notes receivable	18,000	499,000
Changes notes receivable Related Party	(987,000)	322,000
Changes property and equipment	(833,000)	(1,792,000)
Investment in unconsolidated investments	(115,000)	(7,843,000)
Net cash used in investing activities	(1,917,000)	(8,814,000)
Cash Flows from Financing Activities
Changes Long Term Debt	(265,000)	(255,000)
Change to related party debt	84,000	1,196,000
Net borrowings Notes Payable	8,732,000	3,724,000
Proceeds from exercise of stock options	65,000	23,000
Proceeds from issuance of stock	1,000	24,000
Payments for stock redemption	-	(397,000)
Distributions to shareholders	-	-
Net cash provided by financing activities	8,617,000	4,315,000
Effect of Exchange Rate Changes on Cash	(100,000)	7,000
Net Increase (Decrease)in Cash	1,242,000	825,000
Cash - Beginning of Period	552,000	463,000
Cash - End of Period	$ 1,794,000	$ 1,288,000
	=========	=========

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

OPERATING RESULTS

Revenues were $ 82,789,000 for the six months ended March 31, 2000, compared to $75,850,000 for the same period last year. This increase of 9% for the six months is attributable to some projects which had slipped in the prior year from expected performance dates into the following quarters. Revenues for the six months included work done on a large scale ride-and-drive (the opportunity for consumers to drive and compare competitive vehicles in a neutral environment). Revenues in the Entertainment segment were down $2,300,000 from the prior year as production shifted to building a touring exhibit that we will own and operate, reducing our revenues; this property is described further in our discussion of investments. Construction of these touring displays was recently completed.

We compete in very competitive and volatile markets. The Marketing Services segment is subject to intense competition, as well as delays in project fulfillment due to matters beyond its control, such as delayed product launches, strikes at clients, and other factors. The Entertainment segment's sales represent discretionary spending on the part of its customers, and their customers. In either sector, if projects end up being deferred from this fiscal year to next fiscal year or canceled, it could have an adverse effect on operating results. Currently, customers of the Entertainment segment are deferring purchases and potential customers are deferring construction of theme parks which would use our displays.

Operating Expense. Our operating expenses have grown to $34,652,000 for the six months ended March 31, 2000 from $31,587,000 in the six months ended March 31, 1999. This increase is mainly attributable to the following factors: (1) wage escalations for computer-industry and other professionals; (2) Michigan's extremely tight and competitive contract labor supply; and (3) increased dependence on contract labor to staff additional business, resulting in higher labor costs.

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

LIQUIDITY AND CAPITAL RESOURCES

We have various bank lines of credit totaling $45,000,000, which mature in June and November of 2000. At March 31, 2000, we had borrowed $37,158,000 (including outstanding checks, less cash balances) against these lines. Interest on these lines is primarily based on LIBOR (London Inter-Bank Offered Rate) plus 1.5%. The rate at March 31, 2000 was 7.57%.

We have had a long-term relationship with our current bank. Through the years, it has provided financing and lines of credit for us. There can, however, be no assurance that the lines of credit will be renewed when they mature. If we are unable to renew the lines of credit, other sources of financing would be sought, primarily lines of credit from another banking institution.

We have the rights to design worldwide touring and permanent exhibitions based on the series of Grossology-themed books authored by science teacher Sylvia Branzei. The first touring exhibition debuted in February, 2000 in Vancouver, British Columbia. The exhibition promotes the scientific discovery of the human body based on the theory that the best way to get kids interested in science is to present it with a dose of entertainment and in terms that they find most appealing. We fully expect that Grossology will expand worldwide as it appeals to a variety of venues including science centers, children's museums, theme parks, malls and zoos. This fiscal year, the initial exhibition design and construction required capital investment of approximately $1,800,000. Additional capital may be committed in the future if more exhibits are to be built.

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

Also this year, we granted 31,000 shares of restricted stock to certain key employees. The shares vest one, two, and three years from the date of grant in three equal parts. We do not expect the exercise of stock options, or purchase of shares, by employees to be a material source of capital in fiscal year 2000. During the year, 174,000 shares vested and were issued, the rights to which had been granted in prior years.

During the year, the majority stockholder exercised the option to purchase 425,000 shares of common stock. These options were granted in 1993 at market price.

INVESTMENTS

At September 30, 1999, we had invested $4 million in a limited partnership (as a limited partner) which will develop a theme park, located in Kansas, based on the icon story "The Wizard of Oz". In the current fiscal year we invested an additional $500,000. At March 31, 2000, we had invested a total of $4,500,000. The park is estimated to be a $770 million project, with approved support exceeding $250 million from the state of Kansas in the form of Sales Tax Revenue bonds. The park is in a pre-construction phase at this time. Until the park opens, it will be a net user of cash. The park will need to obtain additional funding to maintain operations at least until the park opens.

Our Advanced Animations subsidiary has been designated as the exclusive supplier of all animatronic character elements for the park, which is scheduled to open in 2003. Our Visual Services, Inc. subsidiary is the exclusive marketing agency of record for the time period through the opening of the park. At March 31, 2000, we had an accounts receivable balance of $600,000. We anticipate billing an additional $750,000 to $1,000,000 during the balance of the fiscal year.

Prior to the current fiscal year, we invested $3.5 million in convertible preferred stock in a private placement offering of eCollege.com (NASDAQ - ECLG), a company engaged in developing Internet-based education for colleges and universities. Through relationships with its educational partners, it develops, manages and markets on-line courses and degree programs. Upon completion of their initial public offering of common stock in December, 1999, our investment was converted to 468,808 shares of common stock. These shares cannot be sold until June, 2000. In addition, we invested $49,500 to acquire 4,500 shares of their stock during their initial public offering. At March 31, 2000, our investment had a market value of $3,313,000. The unrealized loss on this investment is recorded as part of Comprehensive Income. At May 9, 2000, our investment had a market value of $2,662,000.

During the prior fiscal year, we exercised options to purchase 431,525 shares of Navidec, Inc. (NASDAQ - NVDC) for $2,450,000. 254,350 of these shares cannot be sold until October, 2000. At March 31, 2000, these shares had a market value of $6,689,000. At May 9, 2000, our investment had a market value of $2,643,000.

We have committed to invest up to $280,000 in Visual Learning Systems (VLS). Through March 31, 2000, we have invested $75,000. Also, we will make available through a line of credit, up to an additional $840,000. VLS, based in Boston, Massachusetts, is a learning technologies start-up company focusing on wireless hand held delivery of training and product support solutions for both the corporate and career development education markets.

While we have no current plans for further investments, management expects to make future investment in promising companies in their early development which are in a related line to business.

"CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995"
Certain statements in Management Discussion and Analysis of Financial Condition and Results of Operations and certain other sections of this report are forward-looking. These may be identified by the use of forward-looking words or phrases such as "believe," "expect," "anticipate," "should," "planned," "intend," "estimated," and "potential," among others. These forward-looking statements are based on our reasonable current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results or experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect our operations, performance, development and results include but are not limited to: (1) the complexity and uncertainty regarding the development of new products and services; (2) the loss of market share through competition; (3) the introduction of competing products or service technologies by other companies; (4) pricing pressures from competitors and/or customers; (5) our inability to protect proprietary information and technology; (6) the ability to hire and retain key employees; (7) successful completion and integration of future acquisitions; (8) uncertainties relating to business and economic conditions; (9) uncertainties relating to customer plans and commitments; (10) dependence on the automotive industry; (11) changes in our capital structure and cost of capital; (12) a significant decline in the value of our investments; (13) loss of a material customer; (14) inability of the developers of the "Wonderful World of Oz" theme park to complete the construction of the park.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Interest Rate Risk. Our earnings are affected by changes in short-term interest rates as a result of our revolving credit agreements, which bear interest at a floating rate. We do not use derivative or other financial instruments to mitigate the interest rate risk or for trading purposes. Risk can be estimated by measuring the impact of a near-term adverse movement of 100 basis points in short-term market interest rates. If short-term market interest rates average 100 basis points more in the next 12 months, the adverse impact on our results of operations would be approximately $245,000, net of income tax benefit. We do not anticipate any material near-term future earnings or cash flow expenses from changes in interest rates related to our long-term debt obligations as all of our long-term debt obligations have fixed rates.

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

Investment Risk for Publicly Traded Companies. We are also exposed to equity price risk on our investments in publicly traded companies. Our available-for-sale securities include our equity positions in Navidec, Inc., and eCollege.com, both of which have experienced significant volatility in their stock prices since going public. We do not attempt to reduce or eliminate our market exposure on these securities. A 20% adverse change in equity price would result in an approximate $2,000,000 decrease in fair value in our available-for-sale securities, based upon March 31, 2000 closing market prices for Navidec and eCollege.com. Although classified as available-for-sale, contractual restriction prevent us from being able to sell most of these shares until various dates in 2000, as noted in the investments section. Management is undecided whether or not it will maintain or reduce our positions when the contractual restrictions expire.

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

VSI Holdings, Inc. Registrant
May 12, 2000	/S/Steve Toth, Jr. Steve Toth, Jr., Director, President and Chief Executive Officer
May 12, 2000	/S/Thomas W. Marquis Thomas W. Marquis, Director, Treasurer, Chief Accounting and Financial Officer