Form 10-Q
period 2000-06-30
VSI HOLDINGS INC
filed 2000-08-14
CIK 354611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ______

There were 33,564,325 shares of Common Stock, par value $.01 per share, outstanding at June 30, 2000. The Company held 400,250 of these shares as treasury stock.

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

VSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30 2000 (Unaudited)	September 30 1999 (Audited)
ASSETS
CURRENT ASSETS
Cash	$ 3,478,000	$ 552,000
Cash in escrow		2,930,000
Trade accounts receivable:
Billed	29,669,000	39,820,000
Unbilled	30,707,000	9,548,000
Notes receivable and advances	113,000	92,000
Inventory	467,000	410,000
Accumulated costs of uncompleted programs	6,133,000	4,883,000
Deferred tax asset	316,000	207,000
Prepaid federal income tax	-	1,451,000
Investment in available-for-sale securities	5,901,000	5,259,000
Other current assets	1,052,000	609,000
Total Current Assets	77,836,000	65,761,000
LONG-TERM PORTION OF NOTES RECEIVABLE - Related Parties	921,000	777,000
PROPERTY,PLANT AND EQUIPMENT (NET)	23,662,000	21,575,000
DEFERRED TAX ASSET	1,290,000	715,000
INVESTMENTS	4,321,000	7,764,000
GOODWILL-NET	1,390,000	1,710,000
Total Assets	$109,420,000	$98,302,000
	===========	===========

VSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	June 30 2000 (Unaudited)	September 30 1999 (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$ 587,000	$ 516,000
Trade accounts payable	18,890,000	18,452,000
Notes payable to bank	35,985,000	28,426,000
Accrued liabilities	3,791,000	3,318,000
Notes payable - Related parties	3,376,000
Federal income tax payable	1,333,000
Advances from customers for uncompleted projects	878,000	5,975,000
Total Current Liabilities	64,840,000	56,687,000
LONG-TERM LIABILITIES
Notes payable - Related parties	11,764,000	11,636,000
Long-term debt - Other	7,229,000	7,660,000
Total Long-Term Liabilities	18,993,000	19,296,000
STOCKHOLDERS' EQUITY
Preferred stock - $1.00 par value per share, 2,000,000 shares authorized, no shares issued	-	-
Common stock - $.01 par value per share, 60,000,000 shares authorized, 33,564,000 shares issued at June 30, 2000 and 32,960,000 at September 30, 1999	336,000	330,000
Treasury stock, (at cost) 400,000 shares at June 30, 2000, and 300,000 at September 30, 1999	(1,856,000)	(1,535,000)
Additional paid-in capital	8,066,000	6,949,000
Accumulated Other Comprehensive Income (Loss)	(181,000)	1,855,000
Retained Earnings	19,222,000	14,720,000
Total Stockholders' Equity	25,587,000	22,319,000
Total Liabilities and Stockholders' Equity	$109,420,000	$98,302,000
	===========	===========

See Notes to Consolidated Financial Statements

VSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended
	June 30 2000 (Unaudited)	June 30 1999 (Unaudited)
REVENUE	$45,636,000	$28,439,000
EXPENSES
Cost of revenue	21,847,000	12,444,000
Operating expenses	18,767,000	18,742,000
Total Expenses	40,614,000	31,186,000
OPERATING INCOME (LOSS)	5,022,000	(2,747,000)
OTHER EXPENSES
Interest income and other income and expense	(120,000)	(181,000)
Interest expense	(640,000)	(692,000)
Total Other Expenses	(760,000)	(873,000)
INCOME (LOSS) - Before income taxes	4,262,000	(3,620,000)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	2,067,000	(1,293,000)
NET INCOME (LOSS)	$ 2,195,000	$ (2,327,000)
	============	===========
OTHER COMPREHENSIVE INCOME
Foreign Currency Translation Adjustment	(15,000)	(9,000)
Unrealized loss on Securities, Net of tax benefit of $1,394,000 and $117,000, for the three months ended June 30, 2000 and 1999, respectively	(2,706,000)	(226,000)
TOTAL OTHER COMPREHENSIVE LOSS	$ (2,721,000)	$ (235,000)
COMPREHENSIVE LOSS	$ (526,000)	$ (2,562,000)

See Notes to Consolidated Financial Statements

VSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME - Continued

	Three Months Ended
	June 30 2000 (Unaudited)	June 30 1999 (Unaudited)
EARNINGS PER SHARE:
Basic:	$ 0.07	$ (0.07)
Fully Diluted:	$ 0.07	$ (0.07)

Weighted Average Shares Basic	33,198,000	32,623,000
Dilutive	33,397,000	33,286,000

See Notes to Consolidated Financial Statements

VSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Nine Months Ended
	June 30 2000 (Unaudited)	June 30 1999 (Unaudited)
REVENUE	$128,425,000	$104,289,000
EXPENSES
Cost of revenue	63,957,000	50,779,000
Operating expenses	53,419,000	50,329,000
Total Expenses	117,376,000	101,108,000
OPERATING INCOME	11,049,000	3,181,000
OTHER EXPENSES
Interest income and other income and expense	(727,000)	(68,000)
Interest expense	(2,565,000)	(1,999,000)
Total Other Expenses	(3,292,000)	(2,067,000)
INCOME - Before income taxes	7,757,000	1,114,000
PROVISION FOR INCOME TAXES	3,255,000	487,000
NET INCOME	$ 4,502,000	$ 627,000
	============	===========
OTHER COMPREHENSIVE INCOME
Foreign Currency Translation Adjustment	(115,000)	(25,000)
Unrealized gain (loss) on Securities, Net of tax expense (benefit) of ($989,000) and $275,000 for the nine months ended June 30, 2000 and 1999, respectively	(1,919,000)	534,000
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	$ (2,034,000)	$ 509,000
COMPREHENSIVE INCOME	$ 2,468,000	$ 1,136,000

See Notes to Consolidated Financial Statements

VSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME - Continued

	Nine Months Ended
	June 30 2000 (Unaudited)	June 30 1999 (Unaudited)
EARNINGS PER SHARE:
Basic:	$ 0.14	$ 0.02
Fully Diluted:	$ 0.14	$ 0.02

Weighted Average Shares Basic	33,032,000	32,849,000
Dilutive	33,248,000	33,531,000

See Notes to Consolidated Financial Statements

VSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended
	June 30 2000 (Unaudited)	June 30 1999 (Unaudited)
Cash Flows from Operating Activities
Net Income	$ 4,502,000	$ 627,000
Adjustments to reconcile net income to Net cash from operating activities:
Depreciation and amortization	3,094,000	4,616,000
Equity in losses of unconsolidated investee	678,000	109,000
Deferred income taxes	(684,000)	577,000
(Increase) decrease in assets:
Trade accounts receivable	(11,508,000)	1,665,000
Inventory	(57,000)	(49,000)
Other Current Assets	1,008,000	(2,071,000)
Accumulated costs of uncompleted programs	(1,250,000)	(2,404,000)
Increase (decrease) in liabilities:
Trade accounts payable	438,000	1,035,000
Accrued liabilities	3,841,000	(5,192,000)
Advances from customers for uncompleted projects	(2,167,000)	1,003,000
Net cash in operating activities	(2,105,000)	(84,000)
Cash Flows from Investing Activities
Changes notes receivable	(21,000)	570,000
Changes notes receivable Related Party	(144,000)	317,000
Changes property and equipment	(4,861,000)	(2,034,000)
Investment in unconsolidated investments	(286,000)	(7,896,000)
Net cash used in investing activities	(5,312,000)	(9,043,000)
Cash Flows from Financing Activities
Changes Long-Term Debt	(360,000)	1,826,000
Change to related party debt	128,000	1,462,000
Net borrowings Notes Payable	10,935,000	6,637,000
Proceeds from exercise of stock options	65,000	23,000
Proceeds from issuance of stock	11,000	30,000
Payments for stock redemption	(321,000)	(669,000)
Net cash provided by financing activities	10,458,000	9,309,000
Effect of exchange rate changes on Cash	(115,000)	(2,000)
Net Increase in Cash	2,926,000	180,000
Cash - Beginning of Period	552,000	463,000
Cash - End of Period	$ 3,478,000	$ 643,000
	=========	=========

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION:

VSI Holdings, Inc. (the "Company", "we", "our", "us") consists of wholly-owned subsidiaries in the Marketing Services and Edutainment (educational entertainment) business sectors under the following trade names:
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

We are attempting to position ourselves to take advantage of opportunities created by changes in technology. One of our practices has been the usage of a wide variety of technologies, without overdependence on any one technology. Our intent is to meet client needs with whatever technology is most appropriate.

We serve our global customers from our Bloomfield Hills, Michigan headquarters and other offices in Michigan, California, Vermont, and Canada. We employ more than 1,000 people.

OPERATING RESULTS

Revenues were $128,425,000 for the nine months ended June 30, 2000, compared to $104,289,000 for the same period last year. This increase of 23% for the nine months is partially attributable to some projects which had slipped in the prior year from expected performance dates into the following quarters. Revenues for the nine months included increased training business due to new initiatives by our customers, and increased levels of existing business, as well as increased inbound telemarketing business, and work done on a large scale ride-and-drive (the opportunity for consumers to drive and compare competitive vehicles in a neutral environment). Revenues for the three months are significantly increased from last year as last year suffered from contract deferrals and schedule slippage. Revenues in the Edutainment segment were down $1,600,000 from the prior year as production shifted to building a touring exhibit that we will own and operate, reducing our current revenues; this property is described further in our discussion of investments. Currently, customers of the Edutainment segment are deferring purchases and potential customers are deferring construction of theme parks which would use our displays. These delays have contributed to the slowdown in our Edutainment segment. If these delays continue, management will need to evaluate staffing levels in this segment.

Operating Expense. Our operating expenses have grown to $53,419,000 for the nine months ended June 30, 2000 from $50,329,000 in the nine months ended June 30, 1999. While this is an increase of 6%, the increase is smaller than the growth in revenue. This is due to more efficient utilization of our workforce and other resources.

We compete in very competitive and volatile markets. The Marketing Services segment is subject to intense competition, as well as delays in project fulfillment due to matters beyond its control, such as delayed product launches, strikes at clients, and other factors. The Edutainment segment's sales represent discretionary spending on the part of its customers, and their customers. In either sector, if projects end up being deferred from this fiscal year to next fiscal year or canceled, it could have an adverse effect on operating results.

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

LIQUIDITY AND CAPITAL RESOURCES

We have various bank lines of credit totaling $37,000,000, which mature in March, 2001. At June 30, 2000, we had borrowed $35,985,000 (including outstanding checks, less cash balances) against these lines. Interest on these lines is primarily based on LIBOR (London Inter-Bank Offered Rate) plus 1.5%. The rate at June 30, 2000 was 8.15%.

We have had a long-term relationship with our primary bank. Through the years, it has provided financing and lines of credit for us. There can, however, be no assurance that the lines of credit will be renewed when they mature. If we are unable to renew the lines of credit, other sources of financing would be sought, primarily lines of credit from another banking institution.

Notes Payable - Related. During the quarter, we borrowed $4 million on a short-term basis from a partnership of which our controlling stockholder owns 100% through direct and indirect ownership. The note is due on demand and interest is based on current market rates. We have repaid $624,000 and the balance is expected to be repaid shortly.

Cash in Escrow and Advances from Customers for Uncompleted Projects. For several years, we have operated a marketing activity for an automotive customer which involved keeping money collected from its dealers in an escrow account until such time as they were earned by us. These amounts were also recorded as a liability, shown on our balance sheet as advances from customers for uncompleted projects. This arrangement was recently discontinued in favor of our customer retaining the funds and paying us directly as work is performed.

Unbilled Accounts Receivable. In the marketing services industry, it is normal practice to begin a project before obtaining a purchase order. As our sales have increased significantly this year, so have our unbilled accounts receivable due to this practice.

Since we are a net borrower of funds, minimal cash balances are kept on hand. At any point in time, we may have more money in checks outstanding than the cash balance. When checks are presented for payment, the bank notifies us. We borrow on our lines of credit to cover the checks.

We believe that cash flows from operations, along with borrowings, will be sufficient to finance our activities in 2000. While our borrowings reach expected seasonal peaks in the summer months, we expect that amounts financed will reduce in the coming months. On a long-term basis, increased financing may be necessary to fund any large project awarded to us, or any acquisitions we may make. We have no current plans to conduct an offering of our shares to the public in fiscal year 2000.

We have the rights to design worldwide touring and permanent exhibitions based on the series of Grossology-themed books authored by science teacher Sylvia Branzei. The first touring exhibition debuted in February, 2000 in Vancouver, British Columbia. During its exhibition at this museum, attendance was up 39% compared to the prior year. The exhibition promotes the scientific discovery of the human body based on the theory that the best way to get kids interested in science is to present it with a dose of entertainment and in terms that they find most appealing. We expect that Grossology will expand worldwide as it appeals to a variety of venues including science centers, children's museums, theme parks, malls and zoos. This fiscal year, the initial exhibition design and construction of three exhibits will require capital investment of approximately $2,200,000 to $2,500,000, most of which had been spent by June 30. These three exhibits are booked for the next two to three years. Additional capital may be committed in the future if a fourth exhibit is built, based on favorable response.

Stock and Stock Options Granted. In the current fiscal year, we issued options for 38,000 shares of our common stock. One-half of the options are exercisable two years from the date of the grant, with the remaining options exercisable three years from the date of the grant. The options have an exercise price ranging from $4.00 to $5.25 and expire five years from the date of grant.

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

INVESTMENTS

At September 30, 1999, we had invested $4 million in a limited partnership (as a limited partner) which plans to develop a theme park, located in Kansas, based on the story "The Wizard of Oz". In the current fiscal year we invested an additional $500,000. At June 30, 2000, we had invested a total of $4,500,000. The park is estimated to be a $770 million project, with legislative approval for support exceeding $250 million from the state of Kansas in the form of Sales Tax Revenue bonds. The park is in a pre-construction phase at this time. It has experienced delays in governmental approvals to obtain final transfer of property to be used for the park. Transfer of the property is expected to occur within the next six months. Until the park opens, it will be a net user of cash. We do not plan to make any additional direct investment in the park at this time. Currently, the cash needs of the park are being fulfilled by a partnership of which our controlling stockholder owns 100% through direct and indirect ownership. This partnership maintains a minority interest in the park. The park will need to obtain additional funding to maintain operations at least until the park opens.

Our Advanced Animations subsidiary has been designated as the exclusive supplier of all animatronic character elements for the park, which is scheduled to open in 2003. Our Visual Services, Inc. subsidiary is the exclusive marketing agency of record for the time period through the opening of the park. At June 30, 2000, we had an accounts receivable balance of approximately $600,000. We anticipate billing an additional $600,000 to $800,000 during the balance of the fiscal year.

Prior to the current fiscal year, we invested $3.5 million in convertible preferred stock in a private placement offering of eCollege.com (NASDAQ - ECLG), a company engaged in developing Internet-based education for colleges and universities. Through relationships with its educational partners, it develops, manages and markets on-line courses and degree programs. Upon completion of their initial public offering of common stock in December, 1999, our investment was converted to 468,808 shares of common stock. In addition, we invested $49,500 to acquire 4,500 shares of their stock during their initial public offering. At June 30, 2000, our investment had a market value of $2,070,000, and is no longer subject to sales restrictions. The unrealized loss on this investment is recorded as part of Comprehensive Income. At August 7, 2000, our investment had a market value of $2,544,000.

During the prior fiscal year, we exercised options to purchase 431,525 shares of Navidec, Inc. (NASDAQ - NVDC) for $2,450,000. 254,350 of these shares cannot be sold until October, 2000. At June 30, 2000, these shares had a market value of $3,830,000. At August 7, 2000, our investment had a market value of $3,156,000.

Our investments in Navidec and eCollege.com have been made for strategic business reasons. While some shares may be liquidated in the future, it is management's intention to hold most of the shares for the near term.

We have committed to invest up to $280,000 in Visual Learning Systems (VLS). Through June 30, 2000, we have invested approximately $275,000. Also, we have made available through a line of credit, up to an additional $320,000. VLS, based in Boston, Massachusetts, is a learning technologies start-up company focusing on wireless hand held delivery of training and product support solutions for both the corporate and career development education markets. Management regularly evaluates the ongoing viability of this business.

Starting in late spring 2000, we began negotiating to acquire an interest in eCity Studios, Inc. from the Oz Entertainment Corporation. eCity Studios is involved in research, design, and development of entertainment programming for high speed internet, cable and television media. At August 7, 2000, no definitive agreement has been reached.

While we have no current plans for further investments, management expects to make future investment in promising companies which are in a related line of business.

"CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995"
Certain statements in Management Discussion and Analysis of Financial Condition and Results of Operations and certain other sections of this report are forward-looking. These may be identified by the use of forward-looking words or phrases such as "believe," "expect," "anticipate," "should," "planned," "intend," "estimated," and "potential," among others. These forward-looking statements are based on our reasonable current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results or experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect our operations, performance, development and results include but are not limited to: (1) the complexity and uncertainty regarding the development of new products and services; (2) the loss of market share through competition; (3) the introduction of competing products or service technologies by other companies; (4) pricing pressures from competitors and/or customers; (5) our inability to protect proprietary information and technology; (6) the ability to hire and retain key employees; (7) successful completion and integration of future acquisitions; (8) uncertainties relating to business and economic conditions; (9) uncertainties relating to customer plans and commitments; (10) dependence on the automotive industry; (11) changes in our capital structure and cost of capital, and ability to borrow sufficient funds at reasonable rates; (12) a significant decline in the value of our investments; (13) loss of a material customer; (14) inability of the developers of the "Wonderful World of Oz" theme park to obtain final transfer of the property and to complete the construction of the park; (15) management evaluation of staffing levels for each business segment; (16) market acceptance of our touring exhibits in our edutainment segment.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Interest Rate Risk. Our earnings are affected by changes in short-term interest rates as a result of our revolving credit agreements, which bear interest at a floating rate. We do not use derivative or other financial instruments to mitigate the interest rate risk or for trading purposes. Risk can be estimated by measuring the impact of a near-term adverse movement of 100 basis points in short-term market interest rates. If short-term market interest rates average 100 basis points more in the next 12 months, the adverse impact on our results of operations would be approximately $238,000, net of income tax benefit. We do not anticipate any material near-term future earnings or cash flow expenses from changes in interest rates related to our long-term debt obligations as all of our long-term debt obligations have fixed rates.

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

Investment Risk for Privately-Held Companies. We invest in equity instruments of privately-held companies in the internet information technology and edutainment areas for business and strategic purposes. These investments are included in long-term assets, and are accounted for under the cost or equity method. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on these investments when events and circumstances indicate that such assets are permanently impaired. To date, no such impairment has been recorded.

Investment Risk for Publicly Traded Companies. We are also exposed to equity price risk on our investments in publicly traded companies. Our available-for-sale securities include our equity positions in Navidec, Inc., and eCollege.com, both of which have experienced significant volatility in their stock prices since going public. We do not attempt to reduce or eliminate our market exposure on these securities. A 20% adverse change in equity price would result in an approximate $1,180,000 decrease in fair value in our available-for-sale securities, based upon June 30, 2000 closing market prices for Navidec and eCollege.com. Although classified as available-for-sale, contractual restriction prevent us from being able to sell some of these shares until various dates in 2000, as noted in the investments section. Management is undecided whether or not it will maintain or reduce our positions when the contractual restrictions expire.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are periodically involved in routine proceedings. There are no legal matters, existing, pending, or threatened, which management presently believes could result in a material loss to us.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our shareholders approved the election of the Board of Directors at the Annual Meeting of Shareholders held on May 16, 2000. Voting was as follows:

	For	Against	Abstained
Steve Toth, Jr.	32,095,706	0	21,100
Thomas W. Marquis	32,093,706	0	23,100
Martin S. Suchik	32,095,576	0	21,230
Harold A. Poling	32,095,706	0	21,100
Robert F. Sui	32,095,706	0	21,100
Ralph Armijo	32,095,706	0	21,100
William James	32,095,706	0	21,100

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

None

b. Reports on Form 8-K

None

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VSI Holdings, Inc. Registrant
August 11, 2000	/S/Steve Toth, Jr. Steve Toth, Jr., Director, President and Chief Executive Officer
August 11, 2000	/S/Thomas W. Marquis Thomas W. Marquis, Director, Treasurer, Chief Accounting and Financial Officer