Form 10-K
period 2000-09-30
VSI HOLDINGS INC
filed 2001-01-12
CIK 354611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 1-12942

VSI HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Georgia	22-2135522
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

41000 Woodward Avenue
Bloomfield Hills, Michigan 48304-2263
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (248) 644-0500

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 par value; American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant (3,149,643 shares), as of December 1, 2000, was approximately $9,055,224 (at closing price of $2.875).

The Registrant had 33,179,825 shares of Common Stock, $.01 par value, outstanding on December 1, 2000, excluding 400,250 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE--None

PART I.

Item 1. Business.

VSI Holdings helps corporations improve their performance.

That deceptively simple statement is the easiest description of what we do because it covers the vast array of services we offer.

Over the past two decades the explosion of new media and information sources has greatly complicated the marketing process. In the not-too-distant past a company could hire an advertising agency, develop an advertising plan, and make strategic media buys, and have a reasonable assumption that their message would get through to their potential customers.

In today's media marketplace a consumer has a choice of hundreds of cable television channels, digital broadcasting, satellite television (and radio), and the ever-increasing choices on the internet. This has forced many companies to re-evaluate their marketing strategies, not just in terms of what external avenues to use to reach customers, but also to find ways to coordinate their efforts within their organization so that their messages are consistent, effective and impactful.

VSI Holdings (hereinafter referred to as the "company", "we", "us", "our") helps companies do just that.We employ approximately 1,000 individuals in all operations, none of which are covered by an employment contract, nor are represented by a union. To date, we believe we have been successful in our efforts to recruit and retain qualified employees, but there is no assurance that we will continue to be as successful in the future. We believe relations with our employees are good.

We operate our business through two separate business segments: Marketing Services segment and Entertainment / Edutainment segment. See Note 13 of Notes to Consolidated Financial Statements for detailed segment information.

Marketing Services Segment (Visual Services, Inc., Vispac, Inc. PSG International Inc., eCity Studios, Inc.)

INTEGRATED MARKETING SOLUTIONS
Our products and services encompass a vast range of capabilities that can be customized and assembled to meet the specific needs of a client. Several examples of this integrated approach from the past year are listed below.

General Motors Auto Show in Motion - In less than 90 days, we orchestrated a large product experience, aimed at non-GM-owning households. The traveling event, held within a one million square-foot site, featured six test tracks with the opportunity to drive up to 130 GM cars and trucks, along with selected competitive vehicles, in a neutral environment. From internet registration to interactive product information displays that allowed participants to choose the information they wanted, consumers were met at every turn with convenient technology and entertaining product experiences. We produced the event on a "turn-key" basis, providing GM with:

· Development and management of competitive customer databases
· Mailed invitations to consumers
· Event registration over the internet and other methods
· Product information presentations and displays
· Site management
· Travel and logistics
· Consumer research

In the first nine months of 2000, the event logged more than 115,000 test drives in 5 markets with more than 37,000 participants. More than 94 percent of the participants said they were likely to consider a GM product for their next vehicle purchase or lease, and 95 percent said they would likely visit a GM dealership the next time they were in the market for a new vehicle.

Ford Blue Oval Certified - In the past year Ford Motor Company changed its pricing structure with dealers by requiring dealers to meet a long list of customer satisfaction criteria in order to qualify for a price discount from the company. We communicated this program to dealers in a series of regional meetings. In addition, we created and continue to manage a website designed to keep dealers informed of their status and performance in the program.

Chevrolet Silverado Heavy Duty Launch - Chevrolet selected us to launch their new line of Heavy Duty Silverado pickups to its internal audience of dealerships and sales consultants. We produced a series of informational "ride-and-drive" meetings where dealership personnel not only learn about the trucks, but drive them in a trackside environment. We prepared the curriculum, conducted the events and handled all travel and logistics, as well as producing a software which matched the right truck for a buyer's specific needs.

Visteon Mobile Communications Center - Visteon is the newly independent automotive supplier spun off from Ford Motor Company. As part of our strategy to help Visteon take its message to Wall Street and customers, we created a "Mobile Communications Center", a high-tech, high-touch mobile venue to create awareness and communicate Visteon capabilities. The unit includes:
· Tractor-trailer and generator
· Trailer that expands to allow a 22 x 40-foot presentation area
· 33" Plasma display screen with looping welcome video
· Card-scan registration with bar code to track visitors for follow-up
· "Safety buck" which emulates front-end vehicle crash to showcase Visteon systems at work
· A "technoscope" that uses two and three dimensional animation and video to explore Visteon technologies "under the skin" of a vehicle
· "Vistelink" touch-screen computer monitor that combines video, audio, graphics and animation to allow participants to interactively "discover" more than 50 separate Visteon technologies and systems

The Mobile Communications Center debuted in June, 2000 to various Wall Street audiences in conjunction with Visteon's debut as an independent, publicly-traded company. Since then, the unit has made numerous appearances at manufacturing sites and other venues in the U.S. and Mexico, and is scheduled for additional sites well into 2001.

Ford Motor Company E-Commerce
We are the manager of the Ford iCollection Web site. The development and operation of this online store is one of a suite of services we have developed to address internet marketing needs for our clients. The iCollection offers consumers a convenient and secure online retail store to purchase Ford, Lincoln, Mercury and Mustang apparel, vehicle accessories and product literature. In addition to these Ford consumer stores, we also manage Rotunda Online, an exclusive iCollection internet retailer for dealers that offer equipment and materials.

Team Ford Racing
Seeking to capitalize on the growing interest in motor sports, Ford Motor Company chose us to set up a website and "virtual" connection to fans of its race vehicles and drivers. The subscription-funded site offers exclusive information and updates for members, along with special opportunities to purchase souvenirs and racing paraphernalia. We developed the internet site and continue to manage it.

Bristol-Myers Squibb
We handle over 900,000 phone calls a year with Bristol-Myers Squibb customers requesting more information on pharmaceutical products. Our specially trained phone operators provide interface with consumers, answering questions, sending literature within the 48 hours required by law and making referrals to health care professionals at Bristol-Myers Squibb. We also help maintain Bristol-Myers Squibb's consumer database by making daily information transfers to their database vendor.

Ford XL2000: The Next Generation
Sometimes an organization must go beyond information or skill-based training and change its collective attitude and build a new culture. We help Ford effect this process by developing and executing sessions that force participants to re-examine fundamental beliefs and conduct. We have begun pilot implementation of the follow-up to the Excellence in Leadership (XL2000) training and culture change initiative for Ford Motor Company managers and dealership management teams. The "next generation" will build on the XL2000 learning initiatives to enable participants to achieve new, higher levels of customer care and understanding. The three-and-a-half day curriculum was developed by our instructional design team and is conducted by professional trainers. The course is held at the XL Center in Allen Park, Michigan, a 42,000 square foot conference center with a training capacity of 150 participants, which we designed and built. After the course is attended by the participant, we have satellite broadcasts on a regular basis which aim to sustain the changes people initiate at the XL Center. Since its inception in 1995, more than 18,000 Ford, Lincoln, Mercury and Jaguar dealers and managers, as well as Ford Motor Company representatives, have participated.

OUR PRODUCTS AND SERVICES
Our specific products and services can be divided into four broad categories:

Education and Training (within the Marketing Services segment)- We help companies improve the performance of their people, offering training, from the traditional classroom to satellites and the internet.

Back-End Services (within the Marketing Services segment)- We help companies develop and enhance ongoing dialogue with their customers, and help deliver e-commerce and other fulfillment services.

Marketing Services (within the Marketing Services segment)- Using a variety of traditional and high-technology solutions, we help companies market and sell their products and develop and maintain relationships with their customers.

Edutainment/Entertainment (within the Entertainment / Edutainment segment)- We make science and technology come alive for the public with animatronic (animated / robotic) characters and display properties that make learning an entertaining experience. We also make displays that are fun and entertaining for amusement parks and other general audience venues.

Education and Training
People are the key to success in any organization, and corporations realize they won't be successful unless their people have the training to make them effective.

As a full-service provider of training solutions, we work closely with clients to:
· Identify specific needs
· Set objectives based on real-world applications
· Develop curriculum
· Produce courses
· Conduct the actual training
· Evaluate results
· Modify where appropriate

Our instructional designers and writers are involved during this entire process, ensuring that clearly-defined objectives are set and met.

We also develop and execute certification programs that aim to maximize training effectiveness in an organization. These programs:
· Set clearly-defined expectations of students (representing a variety of job titles)
· Ensure that the training material improves on-the-job performance
· Develop tests that measure learning retention
· Execute the testing process
· Tabulate and report results
· Reward students
· Develop and maintain a participant database
We develop and execute a variety of training through traditional and high-tech media.

Types of Training

Product Information - Before sales people can sell a product, they must know features and benefits and how to effectively present those attributes to prospects. Our product information training translates what is often highly technical information into practical benefits that a sales person can readily understand and use with customers. Above all, our product training focuses on the real world environment of the sales consultants and their customers.

Skills Training - Product training concentrates on the "what" part of the sales equation. Our skills training concentrates on the "how" - how the product information is presented. We offer sales people the opportunity to improve their selling, presenting and negotiating skills. We also help supervisors improve their management skills.

In-Dealership Consulting - We also do extensive in-dealership work, helping automotive retailers improve their operations by assisting with organizational issues and processes, and by working directly with dealership managers and employees. This consulting includes one-on-one sessions with the dealer principal, small-group sessions with managers, as well as direct training of dealership staff.

Process, Cultural and Behavior Change - Sometimes an organization must go beyond information or skill-based training and change its collective attitude and build a new culture. We help the organization effect this process by developing and executing sessions that force participants to re-examine fundamental beliefs and conduct. Our XL2000 session, described previously, is a perfect example.

Training Media

Internet - The growth of the internet is impacting how people learn. We see the internet being used increasingly for education and training. We are developing interactive web-based training courses that literally deliver the information to the employee's workstation.

Interactive Distance Learning (IDL) - We are a developer of curriculum for this satellite-based teaching medium. IDL connects an instructor to a remote classroom through a live signal transmitted over satellite. While the teachers cannot see their students, they can talk with them, and the students not only talk with the instructors, but also see them (as well as visual instructional materials -- graphics, charts, videos, etc.). IDL has proven to be a highly cost-effective way to train large groups of people spread over a wide area. For example, employees at an automobile dealership can take a course at their desks or work stations, instead of having to drive 200-300 miles for a training session. VSI Holdings not only develops the courses, but also trains and manages subject matter experts who can deliver this kind of training.

CD-ROM - Computer disc technology is also helping to make interactive training more accessible to organizations and corporations. We develop training that individuals can take at their own work stations at their own time. This makes the training extremely flexible in terms of scheduling for the individual and the organization.

Classroom Training - Live, instructor-led classroom training remains an effective way to teach, especially when the material is complicated, and when discussion and small-group exercises are important. Our instructional designers and writers develop these courses, and our instructors deliver the actual sessions.

Learning Centers/Seminars - We also develop and execute these live training "events" that may spread over the course of several hours or several days. These training sessions may be held in a remote hotel or conference center, or in our own "Vision Center", a 38,000 square foot training center with theater, break-out rooms, cafeteria and showroom/display area, or in our XL2000 Center (previously mentioned).

Ride-and-Drive - In training a sales consultant in how to sell a particular vehicle, there is no substitute for getting that person behind the wheel of the vehicle. A ride-and-drive event does just that, for hundreds of sales people. They get a chance to drive the vehicles on a controlled track with various simulations (hills, braking, obstacle courses, acceleration, wet-pavement, etc.).

Video - "Seeing is believing." That's why video remains such an important role in training. While "stand alone" video is still used effectively to train various audiences, the trend is to incorporate video into other media - Web, CD-ROM, IDL, classroom, etc. We produce more than 120 training videos a year.

Print - Printed material remains an important support element for virtually every kind of training. Instructor and participant manuals, meeting leader guides, product documentation, reference materials, brochures, flyers - all serve to reinforce the training message, and all are developed and produced by us.

Marketing Services
Marketing and selling products has never been easy. Today, with the explosion of the internet leading to an increasingly complicated media marketplace, the competition seems to focus as much on gaining "share of mind" with customers, as it does with actual share of market.

Our marketing services encompasses a broad range of disciplines, including writing, art direction, print and graphic production to effectively support a variety of marketing efforts:

Communications Services - We create plans for standardizing and synchronizing product messages. We develop core materials and apply them across the board to everything from launch events to public relations.

New Product Launch Events - These events can be targeted to consumers and/or key internal audiences, such as suppliers, field personnel and retailers. We conduct the events in a variety of ways - satellite/videoconference broadcasts, seminars, ride-and-drive events, demonstrations, clinics, point of sale materials and displays, shows/meetings, or combinations of these media.

Shows/Meetings - Business theater continues to be an effective way to reach large corporate audiences. Our event producers make use of a variety of media and technologies to stage entertaining and often elaborate theatrical productions to reach key audiences with various messages. We handle all elements of the show production, including:
· Overall planning
· Theme development and conceptualization
· Creative (writing, multi-media production)
· Show production and execution
· Logistics
· Travel

Ride-and-Drive Events - While most ride-and-drive events concentrate on training sales people, we have also used the concept to introduce consumers to cars and trucks, as described above.

Customer Relationship Management - We help establish and maintain relationships with consumers through a variety of interactive tools, including:
· Internet applications
· Personalized direct mail
· In-bound call center applications (consumers call a toll-free number for information)

Experience-Based Marketing - We help companies meet customers where they are. We develop and execute experiential events that allow customers to see, touch, feel and use products and services. These events can help companies launch products, reach new audiences or build brand and product awareness with existing customers. We use a variety of resources and skills to develop these "experiences":
· Point-of-sale displays
· Interactive kiosks
· Touring exhibits
· On-site promotional events
· Product demonstration programs
· Video
· Publications/literature

Internal Campaigns - In addition to providing comprehensive training for company employees, we also develop informational campaigns that reach key support personnel within an organization so that they understand products, services and processes essential to ensure effective sales and operations.

Back-End Services
A great web site, or for that matter a great marketing campaign is only a start. Business does not operate on image alone. The need for behind-the-scenes "fulfillment" has always been important for companies; with the explosion of web-based communications, that traditional fulfillment role has taken on even greater significance. We have expanded our long-standing traditional fulfillment capabilities into highly integrated delivery solutions. We offer client companies comprehensive support for material production, fulfillment and distribution. This year we fulfilled and shipped more than 80,000 package requests per week and printed more than 100 million impressions.

Our comprehensive back end services include:
· Administrative support
· Online internet ordering and processing
· Database processing
· Complete binding
· High volume black-and-white and color capable printing
· Electronic and press printing
· Just-in-time fulfillment
· Warehousing and distribution

Our fulfillment and distribution services keep our clients in touch with every aspect of their project, using various communication resources:
· Client terminal-to-computer tie-ins provide clients direct links to specific program information and data stored on our servers
· Electronic file transfers to digital print on-demand center
· Custom-designed data reports
· Toll-free hotlines
· Interactive data systems

Call Center
Our Call Center provides services that support a client's overall marketing effort. It is not a "boiler room," the kind of outbound telephone soliciting that annoys customers and gives telemarketing a bad name. Rather, it is an extension of our clients' operations. When our specialists communicate with a client's customers, these specialists are the voice of the brand. More than 90 percent of all calls to the Call Center are from consumers seeking product information or purchase assistance.

Examples of One-to-One Marketing Programs at the Call Center:
· Direct sales (sales in response to mail offer, web site offers and transactions occurring at automotive dealerships)
· Catalog sales and order processing and fulfillment
· Web-based communications
· Vehicle service reminders and recall campaigns
· Owner retention programs
· Lead generation
· Market research
· Automotive retail operations support

The Center is located in Livonia, Michigan in a 45,000 square foot center with over 400 workstations.

Information Technology
Managing information is an important function for any business, but it can be a cumbersome task, especially for large organizations. Our Information Technologies (IT) operations help fulfill this critical component for many companies. Our IT services allow companies to focus on core business competencies.

Our comprehensive set of tools and services for building analytical solutions include:
· 24-hour operation with in-house technical support staff, disaster recovery and security services
· Open system environment can transfer data from multiple client environments, accepting various data in various formats and/or platforms
· Development and management of intranet and internet sites
· Daily communication with clients that uses the internet to transfer secure information, File Transfer Protocol that allows various file formats to be exchanged, or connectivity using T-1 lines
· Secure client links to data and servers through the use of firewalls
· Design of customized programs, databases and reports/query tools to help clients collect and analyze data
· Development and management of client internet-based ordering systems for online processing and business-to-business applications

Entertainment/Edutainment
VSI Holdings subsidiary, Advanced Animations, Inc. is a worldwide supplier of entertaining and educational animatronic (animatronics uses hydraulic and pneumatic compliant motion technology to create lifelike creatures with realistic facial and body movements) displays for the theme park, corporate, museum, casino, and retail industries. We design and fabricate entertainment products, including animatronics, touring shows and exhibits, kiosks, sets and scenery, and much more.

Examples of our work include:
· Universal Studio's Theme Parks (Florida, California, Japan) T2: 3D Cyborg attraction and the Men In Black attraction in the Florida park
· Actors from the Atlantis Fountain Show at the Forum Mall in Las Vegas
· MGM Grand Theatre's "Morgana" The Fire Breathing Dragon in Las Vegas
· Elvis Presley at Toussaud's Museum in Las Vegas
· The Signature Clock Tower at certain FAO Schwarz retail stores

We also specialize in event marketing, touring shows, museum exhibitions and other edutainment-based attractions.

We are heavily involved in expanding the edutainment industry - a new form of amusement, which takes the value of education and adds a healthy dose of entertainment to create memorable, interactive learning experiences.

Edutainment-based attractions produced by us include:

Grossology: The (Impolite) Science of the Human Body - an interactive exhibition based on a popular series of books by science teacher Sylvia Branzei. The 5,000-square-foot exhibition promotes scientific discovery of the human body based on the theory that the best way to get kids interested in science is to present it in terms they find most appealing. Grossology premiered January 2000 at ScienceWorld British Columbia and is touring North America on a five-year commitment visiting major museums, science centers, theme parks and other similar venues. Bookings for our two Grossology exhibits cover the next four years.

The Drunk Driving Simulator - a traveling road show with three tours that puts students behind the wheel of an interactive vehicle programmed to simulate driving under the influence of alcohol. The tours travel to high schools throughout the United States and have made more than 3,250 appearances in 200 cities. Nearly one million students have participated with the simulator, and three million people have observed the tour since 1988.

Customers
Both VSI and Vispac receive over 90% of their revenue in the automotive industry. The various divisions of Ford, General Motors, and Nissan accounted for 74%, 65%, and 78% of our revenues for fiscal years 2000, 1999, and 1998 respectively. The loss of any of these customers would have a material adverse effect on us. While these companies have historically been steady customers, there can be no assurance that such relationships will continue.

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

In addition, we have a small percentage of our business that is based on long-term contracts with our customers. For the nearly four decades of our core marketing service business, we have needed to constantly develop and sell new programs.

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

We are aggressively implementing new technologies to help our clients communicate with consumers and train their employees. We offer web-based solutions, satellite-based training, CD-ROMs and a variety of other methods described in this report. The accelerating rate of change in technology makes it more difficult to predict the future of the technologies our business will need to use in order for us to continue to be successful.

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

In October 2000, the Marketing Services segment had backlogs of approximately $92 million, all of which is expected to be completed by the coming fiscal year. This is an 8% increase over the approximately $85 million in October 1999. We consider backlog to represent firmly committed business. The firmness of such orders is subject to future events (e.g. cancellation of a purchase order by a client due to strike, budget constraints, or other client internal matters) which may cause the amount of the backlog actually fulfilled to change. The principal markets for our services are the North American operations of automobile manufacturers and their distribution networks, including automotive dealerships. Services are sold directly to the manufacturer and/or dealer. We use a variety of distribution methods to deliver services, including the U.S. Postal Service, commercial freight services, the internet and satellite transmissions.

There are currently no products in development that would require significant additional financial investment to bring to market. Materials have historically been widely available from numerous sources. We have no material patents, trademarks, licenses, franchises, or concessions. There is no significant seasonality in the Marketing Services segment. The Marketing Services segment competes primarily in the automotive industry, where slow payment of invoices is a standard practice. Bank lines of credit are used to finance receivables.

The Entertainment / Edutainment Segment: Advanced Animations, Inc. (AAI)

Advanced Animations' products are sold on a custom, made-to-order basis directly to companies worldwide.

Materials have historically been widely available from numerous sources. We have no material patents, trademarks, franchises or concessions. There is no significant seasonality in the Entertainment / Edutainment segment. We receive payments as work progresses on custom projects, so there are no significant working capital issues. AAI has no customers who constitute more than 10% of consolidated revenue.

In October 2000 the Entertainment / Edutainment segment had backlogs of approximately $2 million, all of which is expected to be completed in the coming fiscal year. This compares to approximately $6 million in October 1999. The firmness of such orders is subject to future events which may cause the amount of the backlog actually fulfilled to change.

Competition in the Entertainment / Edutainment segment is intense, and we expect that competition will increase. We compete on the basis of product quality, creativity and price. There can be no assurance that we will have the financial resources, technical expertise or marketing, distribution and support capabilities to compete in the future. Competitive pressures could reduce the demand for our products and services, cause us to reduce prices, increase expenses or cause delays or cancellations of customer orders, any of which could adversely affect the business and results of operations.

History of Company
As of October 1, 1996, Martin S. Suchik, was the President of The Banker's Note, Inc. ("TBN"), a public company incorporated in April 1981. Prior to 1997, Suchik's uncle - Steve Toth, Jr., the President and Chief Executive Officer of the Company and its affiliates ("Toth") held a 33% interest in TBN as the result of the provision of financing which had started in 1991. In February 1997, TBN acquired Advanced Animations, Inc. ("AAI"), a company controlled by Toth, for 7,563,077 shares of TBN stock and Toth became TBN's controlling shareholder. In April 1997, the Company reincorporated in Georgia from Texas, changed its corporate name to "VSI Holdings, Inc." (VSIH) from "The Banker's Note, Inc.", and placed its retailing business in an operating subsidiary, BKNT Retail Stores, Inc. ("RSI"). As of July 1 and September 30, 1997, the Company acquired Vispac, Inc. ("Vispac") for 6,200,000 shares of VSIH stock and Visual Services, Inc. ("VSI") for a net of 14,285,715 shares of VSIH stock. Both Vispac and VSI were also controlled by Toth. As of September 30, 1998, we sold subsidiaries constituting the former retail segment to Mr. Suchik and related entities. See Item 13 Contingent Liability for Discontinued Operations.

Item 2. Properties.

Our headquarters are located in Bloomfield Hills, Michigan and consists of 103,000 square feet. The current lease continues until February 2003 and has a five-year renewal option. This facility is also the base for subsidiary VSI, which also leases a training facility/office of 38,000 square feet in Rochester Hills, Michigan, a training facility/office of 42,000 square feet in Allen Park, Michigan, a 23,000 square foot storage facility in Livonia, Michigan and a 12,000 square foot sales office in Cypress, California. VSI owns a 45,000 square foot office building in Livonia, Michigan, which houses its dialogue center and has a collateralized mortgage of $2,349,000.

Vispac is based in a 149,000 square foot office/warehouse building in Livonia, Michigan that it leases from a partnership that is owned by a Toth family investment partnership. Vispac owns two warehouse facilities in Livonia, Michigan of 92,000 and 93,000 square feet that collateralize mortgages of $2,553,000 and $2,352,000.

The Entertainment / Edutainment segment is based in a 26,900 square foot office/manufacturing plant in Stockbridge, Vermont. The property is owned by AAI.

We generally consider the productive capacity of each facility operated by each of our industry segments to be adequate and suitable for our requirements. We are currently undertaking an extensive study of our organizational real estate needs with particular focus on the alternatives available for the headquarters' operations after that lease expires in 2003.

Item 3. Legal Proceedings.

The Company is periodically involved in routine proceedings. There are no legal matters, existing, pending, or threatened, which management presently believes could result in a material loss to the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The Common Stock trades on the American Stock Exchange under the "VIS" symbol. The table sets forth the trading prices for the Common Stock by quarter as reported for the last two years. The range of prices for the Common Stock, as reported by Reuters Limited, follows:

Fiscal Quarters	High	Low

First Quarter, 1999	$6.00	$3.19
Second Quarter, 1999	7.25	4.75
Third Quarter, 1999	5.88	4.13
Fourth Quarter, 1999	4.69	3.13

First Quarter, 2000	$4.44	$3.00
Second Quarter, 2000	4.00	2.75
Third Quarter, 2000	3.38	2.50
Fourth Quarter, 2000	3.81	2.13

Based on past requests for proxy materials, we believe that we have substantially more beneficial holders of our Common Stock than the approximately 375 "of record" holders on December 1, 2000. We currently reinvest all earnings rather than paying cash dividends and, for the foreseeable future, intend to continue that policy. Our loan agreements prohibit the payment of cash dividends without prior bank approval. No dividends were declared in the two year period ended September 30, 2000.

Item 6. Selected Financial Data.

BALANCE SHEET DATA	As of
(in thousands)	Sep. 30	Sep. 30	Sep. 30	Sep. 30	Sep. 30
	2000	1999	1998	1997	1996

Working Capital	$10,231	$9,074	$9,121	($1,969)	$9,105
Total Assets	116,129	98,302	89,555	77,069	66,856
Long-Term Debt	19,429	19,296	17,506	5,281	1,900
Redeemable Common Stock	0	0	1,960	0	0
Total Liabilities	88,578	75,983	69,413	65,402	36,784
Stockholders' Equity	27,551	22,319	20,142	11,667	28,072
See footnotes below	1	1	1	2 & 3	2

OPERATING DATA	Year Ended
(in thousands, except per share)	Sep. 30	Sep. 30	Sep. 30	Sep. 30	Sep. 30
	2000	1999	1998	1997	1996

Net Sales	$187,255	$143,360	$163,158	$130,526	$128,213
Income (Loss) from Continuing Operations	5,550	(498)	9,211	9,658	9,141
Income (Loss) from Continuing Operations Per Share	0.17	(0.02)	0.28	0.20	0.18
Number of Shares	33,070	32,816	32,851	32,784	32,767
See footnotes below	1 & 5	1 & 5	1	2 & 4	2 & 4

The Company paid no dividends on its Common Stock during any of the periods presented, and has no current plans to change that policy.

1. September 30, 2000, 1999 and 1998 balance sheet data and operating data exclude BNKT Retail Stores, Inc. accounts.

2. September 30, 1997, and 1996 Balance Sheet data include the accounts of BKNT Retail Stores, Inc. The operating data excludes the operations of BKNT Retail Stores, Inc.

3. See Item 13 Declared Distributions to Stockholders regarding distributions of previously taxed undistributed earnings to the stockholders of acquired subsidiaries. This reduced working capital and stockholders' equity.

4. 1997 and 1996 operating data and earnings per share information are pro forma amounts and have been calculated as if the subsidiaries had been consolidated for both years.

5. The loss from continuing operations in 1999 includes charges to earnings of $421,000 and $2,154,000 related to the impairment of long-lived assets and a reduction in the value of goodwill, respectively. The income from continuing operations in 2000 includes a charge to earnings of $516,000 related to the impairment of long-lived assets. See Notes 2 and 4 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report. The following discussion contains certain forward-looking statements relating to our anticipated future financial conditions and operating results and our current business plans. In the future, our financial condition and operating results could differ materially from those discussed herein and our current business plans could be altered in response to market conditions and other factors beyond our control. Important factors that could cause or contribute to such difference or changes include those discussed elsewhere in this report (see the disclosures under "Cautionary Statement for the Purpose of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995").

Future Accounting Changes - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101. The staff accounting bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Any changes that may be required as a result of this bulletin are required to be implemented no later than the last fiscal quarter of the fiscal year beginning October 1, 2000. Management is finalizing its assessment of the impact this bulletin will have, if any, on the Company's financial statements.

OPERATING RESULTS

Marketing Services Segment:

Year Ended September 30, 2000
Revenues from the Marketing Services segment increased 36% to $182,403,000 for the year ended September 30, 2000 from $134,295,000 last year. This increase was due to various projects, including those projects mentioned in Item 1. The largest new projects this year were vehicle launch activities, test drive programs, and dealership training. During the year, a continuing contract with annual revenue of approximately $15 million was lost. We do not expect the see the entire impact of this in the next year, as it is being phased out. Management will seek to replace the business or make cost cutting measures as necessary.

Cost of revenue as a percentage of sales increased approximately four percentage points from last year. The large value of the jobs mentioned in the revenue paragraph above had a higher cost of revenue proportion than our other revenues.

Income from Operations from the Marketing Services segment increased from $486,000, to $17,524,000 in the current year. The rate of increase in operating expenses was less than the rate of increase in revenues because we were able to better utilize our core skilled staff. Thus, we were able to experience significant revenue growth without having to increase our staff as much as we would have needed to otherwise. The increase in operating expenses is primarily personnel expense increases.

Year Ended September 30, 1999
Revenues from the Marketing Services segment decreased 14% to $134,295,000 for the year ended September 30, 1999 from $155,681,000 in the previous year. This decrease was due to approximately $10,000,000 in various projects which were completed and not replaced with similar work during the fiscal year, and another $11,000,000 was lost due to project scope reduction and schedule slippage.

Cost of revenue as a percentage of sales decreased approximately four percentage points from the previous year. The jobs mentioned in the revenue paragraph above had a higher cost of revenue proportion than our other revenues, and accounted for the decrease.

Income from Operations from the Marketing Services segment decreased from $14,834,000, to $486,000. Our operating expenses decreased slightly in 1999. The rate of decrease in operating expenses was less than the rate of decrease in revenues. While there was a decrease in operating expenses, this decrease was not sufficient to offset the unexpected decline in revenues. Although sales decreased and personnel reductions were made, management chose to maintain a core skilled staff as we anticipated future sales growth opportunities. Another factor which negatively impacted operating expenses was depreciation expense which rose $800,000 primarily due to a full year's depreciation of a call center building and related equipment, purchased in fiscal year 1998, and its contents. $2,154,000 of Goodwill in PSG was written off because it was considered to be impaired (see Note 2 of Notes to the Consolidated Financial Statements).

Year Ended September 30, 1998
Revenues from the Marketing Services segment increased 26% to $155,681,000 for the year ended September 30, 1998 from $124,020,000 in 1997. This increase was due in large part to the pilot phase of a ride and drive program for an automotive manufacturer. VSI drew from the full range of its in-house capabilities to create, produce and field the program within a 90-day timeframe. VSI also completed the launch of a new truck product for an automotive manufacturer and was immediately awarded the assignment to launch two new 1999 model year trucks.

Income from Operations from the Marketing Services segment increased 27% for fiscal 1998, to $14,834,000, up from $11,674,000 the year before. The increase is attributable to an increase in sales and the efficient utilization of overhead.

Entertainment / Edutainment Sector:

Year Ended September 30, 2000
Revenues from the Entertainment / Edutainment segment decreased 47% to $4,852,000 for the year from $9,065,000 last year. During the year we were told by our potential customers that their plans were on hold. Our Grossology touring exhibits and the Drunk Driving Simulator, as mentioned in Item 1, were our primary revenue for the year. The Drunk Driving Simulator program completed in December, 2000. Unless and until another sponsor can be arranged, revenues for this segment will be approximately $2 million lower than it otherwise would be.

Income from operations from the Entertainment / Edutainment segment decreased to a loss of $3,240,000 from an operating income of $2,352,000 for the prior year. The decrease was due primarily to the lack of revenue mentioned above. Although revenues decreased, operating expenses rose as we shifted production efforts to the construction of three Grossology touring exhibits. Upon completion of these exhibits, layoffs and other cost cutting measures have been implemented. The market for our products appears to remain soft. While we do not expect to have this kind of loss next year, it is uncertain whether or not this sector will be profitable. It is difficult to anticipate sales and income trends.

Year Ended September 30, 1999
Revenues from the Entertainment / Edutainment segment increased 21% to $9,065,000 for the year ended September 30, 1999 from $7,477,000 for the prior year. The increase was due primarily to new animation work received from Universal Studios Florida Men in Black exhibit and for the E.T. Adventure attraction coming to Universal Studios - Japan.

Income from operations from the Entertainment / Edutainment segment increased 48% to $2,352,000 from $1,584,000 for the prior year. The increase was due primarily to efficiencies achieved from utilization of existing tooling and technologies on repetitive projects. It is difficult to anticipate trends.

Year Ended September 30, 1998
Revenues from the Entertainment / Edutainment segment increased 15% to $7,477,000 for the year ended September 30, 1998 from $6,506,000 for the prior year. The increase was due primarily to new animation work received from Universal Studios Hollywood for T2:3D "Battle Across Time" attraction and for the E.T. Adventure attraction coming to Universal Studios - Japan.

Income from operations from the Entertainment / Edutainment segment increased 58% to $1,584,000 from $1,002,000 for the prior year. The increase was due primarily to efficiencies achieved from utilization of existing tooling and technologies on repetitive projects.

LIQUIDITY AND CAPITAL RESOURCES:

Operating Activities.
Our two market segments have contrasting operating capital needs. The Marketing Services segment requires considerable operating capital to support its accounts receivable and maintain its marketing infrastructure; while billing is periodic with little risk of non-payment, client payment is typically slow. It also experiences a relatively steady cash flow; there is a historically increased need for working capital in the late summer and early autumn as new vehicle communications services are provided. This results in greater bank borrowings during that time of year; the lines of credit are designed to meet any such need we may have. This year, our increased sales led to significant increases in our accounts receivable, accounts payable and notes payable balances at year end. Certain amounts received from clients in advance had been restricted and held in escrow until costs related to a specific job are incurred by the Company. During the year ended September 30, 2000, the escrow arrangement was terminated, resulting in reduced balances for cash in escrow and advances from clients.

The Entertainment / Edutainment segment requires relatively little capital for operating purposes, because its clients typically pay sizable deposits before projects begin, and make progress payments during project fabrication. Sales represent discretionary spending on the part of its customers and their customers. Because of this, projects are sometimes delayed; conversely several different projects can be awarded in a short period of time. The revenue and earnings of the Entertainment / Edutainment segment are highly variable, and will probably continue to be so.

Generally, all obligations are met out of cash flow generated from operations and borrowings. Based on current business conditions, we expect to meet our current obligations with cash flow generated from operations and borrowings.

Investing Activities.
Capital expenditures for 2000 were approximately $4.1 million higher than 1999. This is primarily attributed to the construction of three Grossology touring exhibits in our Entertainment / Edutainment segment, and to investment in Interactive Voice Response and other systems for our call center in our Marketing Services segment.

Venture investments include Navidec, Oz Entertainment Company (OEC), and eCollege.com. Navidec (NVDC - Nasdaq) is a developer of web sites and information services. Oz Entertainment Company is developing a theme park, both physically and virtually, based on the Wizard of Oz movie and 40 additional books in the Oz series; the park is scheduled for completion in 2004. eCollege.com is a provider of online learning solutions for colleges and universities, as well as advanced web-based corporate training. We view these strategic investments in equity positions as opportunities to leverage our core competencies to expand our business lines and enter new markets. Bank covenants prohibit us from making significant additional investments in these companies.

Navidec is a developer of web sites and web based complete automotive purchase transaction and information services for prospective customers. Their product, referred to as Driveoff.com, was sold during the year to CarPoint, which is majority-owned by Microsoft. At January 9, 2001, the 431,525 shares, acquired for $2,450,000, had a fair market value of $1,510,000.

During the year, we invested an additional $500,000 in Oz Entertainment Company (OEC), bringing our total investment to $4.5 million, of which $4 million is invested in K.C. Investors, LP (as a limited partner). This partnership was formed as an investment partnership to fund the continuing development of OEC, a corporation in which the partnership holds a majority interest. OEC will develop the Wonderful World Of Oz theme park. We recognized losses of $658,000 and $530,000 for the years ended September 30, 2000, and 1999, respectively, related to this investment. We expect to see continued losses until the opening of the park, currently scheduled for 2004. The park is planned to be constructed on 9,000 acres of land owned by the federal government. It is necessary to receive title to the land before construction can begin. In order to receive title to the land, approval must be received from two governmental authorities. The first authority tabled consideration of this until February, 2001. It is anticipated that title will be received during the next year. The success of the park as an investment is dependent upon receiving title to the land, as well as certain infrastructure improvements being completed by or paid by governmental agencies, financing arranged through governmental agencies, as well as additional public or private financing. If the park does not open, the entire investment, currently valued at $3,312,000, is at risk. The projections provided and prepared by the management of K.C. Investors, LP and OEC forecast that the park will be profitable upon opening. See Item 13 for a discussion of related party investments in K.C. Investors, LP and in OEC.

During fiscal year 1999, we invested $3.5 million in convertible preferred stock in a private placement offering of eCollege.com, a company engaged in providing technology and services that enable colleges and universities to offer an online environment for distance and off-campus virtual learning. They currently have contracts with more than 190 education partners. eCollege.com sold 4.5 million shares of its common stock in an initial public offering which took place during our fiscal year 2000. As part of the offering, our investment converted into 468,808 shares of common stock. During the year, we also invested an additional $50,000 to acquire 4,500 shares of eCollege.com. At January 9, 2001 our investment in eCollege.com (ECLG - Nasdaq) had a fair market value of $2,544,000.

Purchase of the Performance Systems Group Inc. In February 1998, we acquired the assets of The Performance Systems Group for approximately $4.5 million, consisting of 280,000 shares of our common stock and $2.6 million in cash. Performance Systems Group provides in-field consulting and change process sustainment services primarily to automobile dealerships in Canada, Australia, and New Zealand. The acquisition was accounted for under the purchase method. See Notes 1 and 2 of Notes to Consolidated Financial Statements.

See the discussion in Item 13 regarding related party notes receivable and payable and advances, and declared distributions to stockholders.

Financing Activities.
At September 30, 2000, we had lines of credit totaling $37,000,000; interest on these lines were at London Inter-Bank Offered Rate ("LIBOR") plus 1.5%; at September 30, 2000 the interest rate was 8.12% and the outstanding balances were $35,214,000. These lines of credit mature in March, 2001 and March, 2002. These lines of credit have covenants restricting us from borrowing elsewhere, loaning or guaranteeing a loan of another company without the prior written consent of the bank; transferring assets except in the ordinary course of business; and declaring dividends. Other covenants mandate certain levels of net worth and working capital, and that the ratio of total liabilities to net worth, debt service ratio and current ratio do not exceed certain amounts.

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

During the year, we borrowed $4.5 million from related parties at a 7.00 interest rate, due on demand. At September 30, 2000, the balance was $3,420,000.

At September 30, 2000, our long-term debt consists of mortgages totaling $7,254,000 and a term note relating to building improvements of $390,000. The mortgages bear interest at fixed rates ranging from 6.30% to 8.17% and at prime (9.50% at September 30, 2000). The mortgages include a balloon payment for any unpaid balances at the end of the term of the notes. The balloon payments are due beginning June, 2004 through October, 2005. No other long-term debt financing for facilities is expected in fiscal year 2001. We anticipate selling one of the warehouses we own in Livonia, Michigan; the sale price is expected to exceed the net book value, and would generate cash in excess of the mortgage balance.

On a long-term basis, increased financing may be necessary to fund any large project awarded to us, or any acquisitions we may make. While there are no current plans to conduct an offering of stock, in the long term, that cannot be ruled out.

During fiscal year 2000, we acquired $321,000 of treasury stock.

Capital Activities.
Employees exercised stock options for 440,000, 2,000 and 64,000 shares in fiscal year 2000, 1999 and 1998 respectively. We granted stock options at a weighted average price of $3.66, $6.81 and $6.28 for 168,000, 153,000 and 586,000 in fiscal year 2000, 1999 and 1998 respectively. The options are exercisable two and three years from the date of grant in two equal parts, and expire five years after the date of grant.

In December 1997, we implemented a restricted stock plan for 500,000 shares. During 1999, the number of shares authorized for the plan was increased to 1,000,000. Awards of 51,000, 102,298 shares and 462,375 shares were granted under the restricted stock plan during the fiscal years ended September 30, 2000, 1999 and 1998, respectively. The shares vest one, two and three years from the date of grant in three equal parts; in December 2000, 1999 and 1998, we issued 163,000, 175,000 and 154,000 shares respectively.

We do not expect the exercise of stock options, or purchase of shares, by employees and directors to be a material source of capital in fiscal year 2001. We believe that cash flows from operations along with borrowings will be sufficient to finance our activities in 2001. We have no current plans to conduct an offering of our shares to the public in fiscal year 2001.

Outlook
Although the past few months have been challenging ones for the stock market, the U.S economy's continued control of inflationary factors and modest interest rates, added to low unemployment, argues for a relatively stable automotive market. Truck sales continue to fuel the auto industry's growth, with most automotive industry analysts predicting sales of approximately 15,000,000 to 16,000,000 new vehicles (automobiles and trucks) in the United States in 2001. While this is lower than sales in 2000, the market has been relatively consistent over the past few years. Approximately 90% of our revenues are directly associated with the automotive industry. We cannot determine what impact a reduction in automobile sales may have on us.

In the Marketing Services segment, we continue to align ourselves with people, products and processes that recognize and take advantage of how the world goes about conducting business and accessing information. Our ties to the auto industry includes customer contact activities. The emphasis on globalization, combined with budgets needed to reach a worldwide audience, is placing new emphasis on training opportunities on the World Wide Web. Our substantial investments in this area make us poised to take advantage of the opportunities as they arise.

Customer Relationship Management initiatives are placing increasingly critical importance on e-business within the auto industry as clients look for answers and assistance from turnkey solution providers such as us. We help clients identify their customer base, create and execute strategic tactical marketing, distribute and fulfill and ultimately evaluate results to justify the expenditure. As manufacturers continue to outsource, we have an opportunity for growth by providing additional services to these manufacturers, advertisers, and other marketers.

We believe that experiential events are becoming increasingly popular among clients as they continue to realize the impressive long-term results from this area of customer relationship building. We deliver all-inclusive experiential events that encompass the wide array of products and services that we can offer our clients, from internet online registration to product procurement and exit interview research studies.

"CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995"
Certain statements in Management Discussion and Analysis of Financial Condition and Results of Operations and certain other sections of this Annual Report are forward-looking. These may be identified by the use of forward-looking words or phrases such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential," among others. These forward-looking statements are based on our reasonable current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results or experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and our results include but are not limited to: (1) the complexity and uncertainty regarding the development and customer acceptance of new products and services; (2) the loss of market share through competition; (3) the introduction of competing products or service technologies by other companies; (4) pricing pressures from competitors and/or customers; (5) our inability to protect proprietary information and technology; (6) market acceptance of our touring exhibits in our Entertainment / Edutainment segment; (7) the loss of key employees and / or customers; (8) our customers continued reliance on outsourcing; (9) changes in our capital structure and cost of capital, and ability to borrow sufficient funds at reasonable rates (10) inability of the developers of the "Wonderful World of Oz" theme park to obtain final transfer of the property, to complete the timely construction of the park, and to operate it profitably once the park opens; (11) uncertainties relating to business and economic conditions; (12) management evaluation of staffing levels.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our earnings are affected by changes in short-term interest rates as a result of our revolving credit agreements, which bear interest at a floating rate. We do not use derivative or other financial instruments to mitigate the interest rate risk or for trading purposes. Risk can be estimated by measuring the impact of a near-term adverse movement of 100 basis points in short-term market interest rates. If short-term market interest rates average 100 basis points more in the next 12 months, the adverse impact on our results of operations would be approximately $194,000, net of income tax benefit. We do not anticipate any material near-term future earnings or cash flow expenses from changes in interest rates related to our long-term debt obligations as almost all of our long-term debt obligations have fixed rates.

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

We are also exposed to equity price risk on our investments in publicly traded companies. Our available-for-sale securities at September 30, 2000 include our equity positions in Navidec, Inc. and eCollege.com, which have experienced significant volatility in their stock prices. We do not attempt to reduce or eliminate our market exposure on these securities. A 20% adverse change in equity price would result in an approximate $810,000 decrease in fair value in our available-for-sale securities, based upon January 9, 2001 closing market prices for Navidec and eCollege.com..

Item 8. Financial Statements and Supplementary Data.

See Consolidated Financial Statements and Notes to Consolidated Financial Statements attached for financial statements and supplementary data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Steve Toth, Jr., age 76, became President and Chief Executive Officer of the Company in April 1997 and has been a Board member since March 1994. Toth has served as President of subsidiary Visual Services, Inc. since 1962. He also serves as President of subsidiaries Vispac, Inc. and Advanced Animations, Inc.

Martin S. Suchik, age 55, is a director of the Company since 1997. Suchik is the President at the former subsidiary BKNT Retail Stores, Inc., where he has served in that capacity since its 1981 founding. Suchik is the nephew of Toth.

Thomas W. Marquis, age 56, has been the Chief Financial Officer of subsidiary Visual Services, Inc. since 1988. He became Treasurer and Chief Financial and Accounting Officer of the Company in April 1997, became Secretary of the Company in June 1998, and has been a Board member since March 1994. Marquis serves as Senior Vice President, Secretary and Treasurer of subsidiaries Visual Services, Inc., Vispac, Inc. and Advanced Animations, Inc.

Harold A. Poling, age 75, has been a Board member since May, 2000. He was Chairman of the Board and Chief Executive Officer of Ford Motor Company. He retired January 1, 1994. Recently, he was appointed Chairman of Eclipse Aviation Corporation. He is a Director of Shell Oil Company, Flint Ink Corporation, Kellogg Company, Meritor Automotive, Inc. and Thermadyne Holdings Corporation. He is also a board consultant for The LTV Corporation, and is on the Investment Banking Advisory Board of Donaldson, Lufkin & Jenrette.

Ralph Armijo, age 47, has been a Board member since May, 2000. He has served as the President, Chief Executive Officer and as a Director of Navidec since its inception in 1993. He serves as Chairman of the Board of DriveOff.com, Inc., and is a Director for the Internet Automobile Dealers Marketing Association.

William James, age 66, has been a Board member since May, 2000. He has been President and Chief Executive Officer of James Cable Partners, L.P., a privately held Delaware limited partnership and a provider of cable television in nine states, since its formation in 1988. Prior to that, he was an Executive Vice President with Capital Cities Communications (which became Capital Cities / ABC, Inc.).

Robert Sui, age 47, became a Company director in 1998. He is a Senior Vice President with Merrill Lynch's Private Client Group, where he has served for the last 22 years.

Steve Schultz, age 44, is Executive Vice President of Sales for subsidiary Visual Services, Inc., where he has served since 1994.

Terry Davis, age 61, is Executive Vice President of Strategic Planning for subsidiary Visual Services, Inc., where he has served since 1982.

In the last year, the Board held three meetings, which all directors attended. Toth, Marquis, and Sui comprise the Executive Committee; James, Sui, and Poling comprise the Audit Committee; Poling, Armijo, and Marquis comprise the Compensation Committee. None of the Committees met last year.

Each non-executive officer director receives a $15,000 annual fee, plus a $5,000 meeting fee for meetings in excess of three per year, with no additional payment for membership on or meetings of any committees, except pursuant to the Independent Director Stock Option Plan (see stock ownership table). Except for Toth and Suchik, no officer or director is related to another by blood, marriage or adoption, not more remote than first cousin. In the last year, Forms 4 were filed by Toth (6), and by Suchik (5). All Forms 4 were filed on a timely basis. Except as noted, all directors are believed to have filed this year's annual Forms 5 on a substantially timely basis; James filed several days late, and we have been unable to ascertain whether Suchik has filed his Form 5.

Officers serve at the discretion of the Board of Directors. All Directors are elected at each annual meeting of shareholders.

Item 11. Executive Compensation.

The compensation for the last three years paid the Company's executive officers were:

					Long Term Compensation
	Annual Compensation				Awards
(a)	(b)	(c)	(d)	(e)	(f)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)
Steve Toth Jr. CEO	2000	312,000	0	0
	1999	312,000	0	1,920
	1998	642,000	0	950
Thomas W. Marquis Treasurer, Secretary	2000	170,000	0	0
	1999	150,000	0	1,800
	1998	150,000	0	885
Steve Schultz Exec V P - Sales	2000	220,000	0	0
	1999	206,660	0	1,920
	1998	206,660	0	950	$566,234
Terry Davis Exec V P	2000	300,000	0	0
	1999	300,000	0	1,920
	1998	300,000	0	950

None of the executive officers have contractual compensation agreements. The "other" amounts listed are the Company's 401(k) contributions. Other than noted, none of the above officers received long term compensation payouts or awards covered by the table above.

In fiscal year 1998, Steve Schultz was awarded 88,821 shares of restricted stock, of which 29,607 shares were issued in December, 1998 , 1999 and 2000. Officers may participate in the Company's 401(k) and stock option plans. Such stock option plans provide that the price of any common stock issued to officers, directors, employees and their affiliates pursuant to any stock grant or exercise of any stock option shall be no less than the fair market value of the Common Stock on the date of the stock or option grant.

SEC rules require a performance graph comparing, over a five-year period, the performance of our common stock against a broad market index and against either a published industry or line-of-business index or a group of peer issuers or issuers with similar market capitalization. We chose the Wilshire Small Cap Index as the broad market index, and the Russell 2000 Index because the companies covered by that index include many of the companies in the Marketing Services industry. The performance graph assumes an initial investment of $100 and reinvestment of all dividends.

Chart Points	09/30/95	09/30/96	09/30/97	09/30/98	09/30/99	09/30/00
VSI Holdings, Inc.	100.00	77.78	1,055.56	911.11	788.89	655.56
Wilshire Small Cap	100.00	111.45	157.62	123.72	162.39	216.42
Russell 2000	100.00	111.60	146.21	117.14	137.67	167.98

[GRAPH]

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Voting rights are held by the owners of the Common Stock, of which each share is entitled to one vote on each matter coming before the shareholders. Only one class of Common Stock is authorized; none of the authorized Preferred Stock has been issued. On December 1, 2000, the Company had 33,179,825 shares of Common Stock (net of 400,250 treasury shares) outstanding. Such shares, and shares issuable under options exercisable within 60 days, were owned by:

Name and Address	Shares Owned	% Ownership
Steve Toth, Jr. and family members (1) 41000 Woodward Avenue Bloomfield Hills, Michigan 48304	27,905,755	84.10%
Martin S. Suchik (2) 1778 Ellsworth Industrial Blvd. Atlanta, Georgia 30318	504,025	1.52%
Thomas W. Marquis (3) 41000 Woodward Avenue Bloomfield Hills, Michigan 48304	514,431	1.55%
Steve Schultz 41000 Woodward Avenue Bloomfield Hills, Michigan 48304	97,192.29%
Terry Davis 41000 Woodward Avenue Bloomfield Hills, Michigan 48304	918,906	2.77%
Harold Poling (4) 290 Town Center Drive, Suite 322 Dearborn, Michigan 48126	309,600	0.93%
Ralph Armijo (4) 6399 South Fiddler Green Circle Greenwood Village, Colorado 80111	2,100.01%
Robert F. Sui (4) 39577 Woodward Avenue Bloomfield Hills, Michigan 48304	4,600.01%
William James (4) 38710 Woodward Avenue Bloomfield Hills, Michigan 48304	7,100.02%
All directors and officers as a group (9 persons) (1-4)	30,263,709	90.57%

(1) Toth is trustee of trusts benefiting him that own 400,000 and 11,826,323 shares. Toth's spouse is the trustee of trusts benefiting Toth's daughter that owns 11,712,199 shares, and of another trust benefiting her that owns 1,010,797 shares. Toth disclaims beneficial interest in the shares held by trusts benefiting his daughter and spouse, but such shares are included with his holdings. CLT, a Michigan partnership affiliated with Toth ("CLT"), holds 2,055,586 shares. 900,850 shares are held by a charitable foundation, of which Toth is executive director.

(2) Suchik owns 422,392 shares, while his IRA owns another 11,113 shares. Suchik is fully vested in two options for 40,000 and 30,520 shares under the 1986 Incentive and Non-Qualified Plans exercisable at $.55 and $.50 per share, respectively; these options expire on January 15, 2001.

(3) Marquis is trustee of a trust benefiting him that owns 261,567 shares. His spouse is trustee of a trust benefiting her that owns 252,864 shares. Marquis disclaims beneficial ownership of his spouse's shares.

(4) Poling owns 250,000 shares and was granted 15,000 non-employee options exercisable at $6.20 per share in November, 1997, and 85,000 non-employee options in November, 1998, with 50,000 exercisable at $5.75 per share and 35,000 exercisable at $8.20 per share. James was granted 5,000 non-employee options exercisable at $6.20 per share in December, 1997. Under the Independent Director Stock Option Plan, Poling, James, Armijo and Sui were granted new 30,000 share options in May, 2000 exercisable for $3.25 per share; such options vest at the rate of 2,100 shares for each Board meeting attended, with a minimum of 7,500 annually. Sui's appointment as a director was confirmed by the shareholders on April 8, 1998 at which time he received a 10,000 share option exercisable for $6.375 per share; of which 2,500 have vested, and 7,500 have been canceled. Poling, James, Armijo and Sui are vested in 59,600, 7,100, 2,100 and 4,600 shares respectively.

Item 13. Certain Relationships and Related Transactions.

Steve Toth, Jr. (Toth), President, with his family, directly and indirectly owns 84.10% of the Company as of December 1, 2000.

Loans to and from Toth Family. At September 30, 2000 and September 30, 1999, we had advanced $804,000 and $686,000, respectively, to Toth, which amounts are non-interest bearing and unsecured. In addition, a demand note in the amount of $500,000 which bears interest at 7.00% and is unsecured, was borrowed from Toth, and is outstanding at September 30, 2000. No restrictive covenants were imposed.

Note Payable to CLT Associates, L.P. (CLT). CLT is a partnership which is controlled by Toth. During the year, we borrowed $4 million from CLT at 7.00%. The note is unsecured, and imposes no restrictive covenants. The balance at September 30, 2000 was $2,920,000.

CLT Stock Option. The 1993 reorganization plan of the former Retail segment provided that Toth be issued stock options for 1,600,000 shares. Toth assigned an 825,000 share option to CLT, which exercised the last 425,000 shares in November, 1999 at $.15625 per share.

CLT has invested $7.63 million in Oz Entertainment Corporation and KC Investors, LP. These are the organizations which are developing the Wonderful World of Oz theme park which is scheduled to open in 2004. Our investment, combined with CLT totaled was $12.13 million at September 30, 2000. Together, these investments account for direct and indirect ownership of approximately 30% of Oz Entertainment Corporation. See Note 3 of Notes to Consolidated Financial Statements.

Declared Distributions to Stockholders. Prior to their acquisition, in February, July and September 1997, the income of each subsidiary (Advanced Animations, Inc., Vispac, Inc. and Visual Services, Inc.) was taxed to their respective stockholders and members. A portion of such income was distributed to pay such taxes. At September 30, 1997, we had declared, and owed, distributions of $20,659,000 to such stockholders and members. Such distributions relate not only to income earned by such subsidiaries from October 1, 1996 until their acquisition, but also include income previously retained by such subsidiaries as necessary working capital. $11,494,000 of the $20,659,000 was converted into a subordinated note payable from us to these former Stockholders, bearing interest at 7.00%, due December,2002, and subordinated to all bank debt. $7,553,000 of this subordinated note belongs to Toth. Interest of $529,000 owing to Toth was paid during the fiscal year.

Lease of Real Estate. Toth directly and indirectly owns the entire interest in a partnership (CLT) that owns the building in which Vispac is based. The lease is for $551,000 per year until November, 2001 and $638,000 thereafter until it expires in September 2006. The rental charges do not exceed those ordinarily and customarily paid in the community.

Contingent liability for discontinued operations. We are the guarantor of several store leases being used by the BKNT Retail Stores, Inc. At September 30, 2000 the lease obligations amounted to $435,000. This amount will reduce to $113,000 in the fiscal year ending 2001; $25,000 in the fiscal year ending 2002. This contingent liability is offset by the pledging of 216,250 Company shares by Martin Suchik.

VSI Holdings, Inc. and Subsidiaries

Consolidated Financial Report
September 30, 2000

Contents

Report Letter	1
Consolidated Financial Statements
Balance Sheet	2
Statement of Operations	3-4
Statement of Changes in Stockholders' Equity	5
Statement of Cash Flows	6
Notes to Consolidated Financial Statements	7-29

Independent Auditor's Report

To the Board of Directors and Stockholders
VSI Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of VSI Holdings, Inc. and subsidiaries as of September 30, 2000 and 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each year in the three-year period ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VSI Holdings, Inc. and subsidiaries at September 30, 2000 and 1999 and the consolidated results of their operations and their cash flows for each year in the three-year period ended September 30, 2000, in conformity with generally accepted accounting principles.

PLANTE & MORAN, LLP

Ann Arbor, Michigan
December 22, 2000

VSI Holdings, Inc. and Subsidiaries
Consolidated Balance Sheet

	September 30
	2000	1999
Assets
Current Assets
Cash
	$905,000	$552,000
Cash in escrow
	-	2,930,000
Trade accounts receivable (net of allowance of $526,000 and $0 at September 30, 2000 and 1999, respectively):

Billed
	53,907,000	39,820,000
Unbilled
	18,525,000	9,548,000
Notes receivable and advances
	201,000	92,000
Inventory
	438,000	410,000
Accumulated costs of uncompleted programs
	3,744,000	4,883,000
Deferred tax asset (Note 8)
	899,000	207,000
Prepaid federal income tax
	-	1,451,000
Investment in available-for-sale securities (Note 3)
	-	5,259,000
Other current assets
	761,000	609,000
Total current assets
	79,380,000	65,761,000
Notes Receivable - Officers	921,000	777,000
Property, Plant and Equipment - Net (Note 4)	22,394,000	21,575,000
Deferred Tax Asset (Note 8)	830,000	715,000
Goodwill	1,283,000	1,710,000
Investment in Available-for-Sale Securities (Note 3)	7,131,000	-
Investments (Note 3)	4,190,000	7,764,000
Total assets
	$116,129,000	$98,302,000
	=========	=========
Liabilities and Stockholders' Equity
Current Liabilities
Current portion of long-term debt (Note 6)
	$552,000	$516,000
Notes payable related party (Note 5)
	3,420,000	-
Trade accounts payable
	23,479,000	18,452,000
Notes payable to bank (Note 5)
	35,214,000	28,426,000
Accrued liabilities
	3,970,000	3,318,000
Federal income tax payable
	2,139,000	-
Advances from customers for uncompleted projects
	375,000	5,975,000
Total current liabilities
	69,149,000	56,687,000
Notes Payable - Related parties (Note 5)	12,337,000	11,636,000
Long-term Debt - Net of current portion (Note 6)	7,092,000	7,660,000

Stockholders' Equity (Note 12)
Preferred stock - $1.00 par value per share,

2,000,000 shares authorized, no shares issued
	-	-
Common stock - $.01 par value per share, 60,000,000 shares authorized, 33,580,000 shares issued in 2000 and 32,960,000 shares issued in 1999
	336,000	330,000
Additional paid-in capital
	8,071,000	6,949,000
Retained earnings
	20,270,000	14,720,000
Accumulated other comprehensive income
	730,000	1,855,000
Treasury stock, at cost - 400,000 shares in 2000 and 300,000 shares in 1999
	(1,856,000)	(1,535,000)
Stock subscription receivable
	-	-
Total stockholders' equity
	27,551,000	22,319,000
Total liabilities and stockholders' equity
	$116,129,000	$98,302,000
	=========	=========

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements	2

VSI Holdings, Inc. and Subsidiaries
Consolidated Statement of Operations

	Year Ended September 30
	2000	1999	1998
Revenue	$187,255,000	$143,360,000	$163,158,000
Expenses
Cost of revenue
	82,471,000	57,105,000	71,861,000
Operating expenses
	90,737,000	82,901,000	74,810,000
Total expenses
	173,208,000	140,006,000	146,671,000
Operating Income	14,047,000	3,354,000	16,487,000
Other Income (Expenses)
Equity in losses of unconsolidated investee (Note 3)
	(1,515,000)	(400,000)	-
Interest and other income (expense)	69,000	(516,000)	(37,000)
Gain (loss) on sale of assets	168,000	-	(32,000)
Interest expense	(3,708,000)	(3,005,000)	(2,320,000)
Total other expenses
	(4,986,000)	(3,921,000)	(2,389,000)

Income (Loss) - Before income taxes	9,061,000	(567,000)	14,098,000

Provision for (Benefit from) Income Taxes (Note 8)	3,511,000	(69,000)	4,887,000

Income (Loss) from continuing operations	5,550,000	(498,000)	9,211,000

Discontinued Operations (Note 14)
Loss from discontinued operations - Net of income tax benefit of $220,000
	-	-	(428,000)
Gain on disposal of subsidiary - Net of income tax of $140,000
	-	-	271,000

Total discontinued operations	-	-	(157,000)

Net Income (Loss)	5,550,000	(498,000)	9,054,000

Other Comprehensive Income (Expense) - Net of tax
Foreign currency translation adjustment	(17,000)	24,000	(23,000)
Unrealized gain (loss) on securities (Note 3)	(1,108,000)	1,854,000	-

Total other comprehensive income (expense)	(1,125,000)	1,878,000	(23,000)

Comprehensive Income	$4,425,000	$1,380,000	$9,031,000
	==========	==========	==========

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements	3

VSI Holdings, Inc. and Subsidiaries
Consolidated Statement of Operations (Continued)

	Year Ended September 30
	2000	1999	1998

Earnings Per Share
Basic:
Income (loss) from continuing operations
	$ 0.17	$ (0.02)	$ 0.28
Loss from discontinued operations
	-	-	(0.01)
Gain on disposal of subsidiary
	-	-	0.01

Basic net income (loss) per share	$ 0.17	$ (0.02)	$ 0.28
	=========	=========	=========
Fully diluted:
Income (loss) from continuing operations
	$ 0.17	$ (0.02)	$ 0.27
Loss from discontinued operations
	-	-	(0.01)
Gain on disposal of subsidiary
	-	-	0.01

Fully diluted net income (loss) per share	$ 0.17	$ (0.02)	$ 0.27
	=========	=========	=========
Weighted Average Shares Outstanding
Basic
	33,070,000	32,816,000	32,851,000
Effect of stock options
	262,000	-	682,000

Fully diluted	33,332,000	32,816,000	33,533,000
	=========	=========	=========

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements	4

VSI Holdings, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity

	Common Stock						Accumulated Other Comprehensive Income
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Stock Subscriptions Receivable	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Investments	Total Stockholders' Equity

Balance - October 1, 1997	40,371,000	404,000	7,917,000	6,253,000	(2,907,000)	-	-	-	11,667,000

Net income	-	-	-	9,054,000	-	-	-	-	9,054,000
Exercise of stock options (Note 12)	64,000	-	45,000	-	-	-	-	-	45,000
Issuance of stock options (Note 12)	-	-	83,000	-	-	-	-	-	83,000
Acquisition of stock for treasury	-	-	-	-	(736,000)	-	-	-	(736,000)
Distributions to stockholders	-	-	-	(89,000)	-	-	-	-	(89,000)
Foreign currency translation adjustments	-	-	-	-	-	-	(23,000)	-	(23,000)
Stock issued in acquisition (Note 1)	280,000	3,000	-	-	-	-	-	-	3,000
Issuance of stock	26,000	-	163,000	-	-	(25,000)	-	-	138,000
.
Balance - September 30, 1998	40,741,000	407,000	8,208,000	15,218,000	(3,643,000)	(25,000)	(23,000)	-	20,142,000

Net loss	-	-	-	(498,000)	-	-	-	-	(498,000)
Exercise of stock options (Note 12)	2,000	-	1,000	-	-	-	-	-	1,000
Issuance of restricted stock (Note 11)	154,000	2,000	985,000	-	-	-	-	-	987,000
Acquisition of stock for treasury	-	-	-	-	(798,000)	-	-	-	(798,000)
Foreign currency translation adjustments	-	-	-	-	-	-	24,000	-	24,000
Issuance of stock	87,000	1,000	417,000	-	-	-	-	-	418,000
Retirement of treasury stock	(8,024,000)	(80,000)	(2,826,000)	-	2,906,000	-	-	-	-
Repayment of stock subscriptions	-	-	-	-	-	25,000	-	-	25,000
Tax benefit of stock options exercised	-	-	92,000	-	-	-	-	-	92,000
Issuance of stock options (Note 12)	-	-	72,000	-	-	-	-	-	72,000
Unrealized gain on investments	-	-	-	-	-	-	-	1,854,000	1,854,000

Balance - September 30, 1999	32,960,000	$330,000	$6,949,000	$14,720,000	$(1,535,000)	$-	$1,000	$1,854,000	$22,319,000

Net income	-	-	-	5,550,000	-	-	-	-	5,550,000
Exercise of stock options (Note 12)	440,000	4,000	70,000	-	-	-	-	-	74,000
Issuance of restricted stock (Note 11)	175,000	2,000	1,037,000	-	-	-	-	-	1,039,000
Acquisition of stock for treasury	-	-	-	-	(321,000)	-	-	-	(321,000)
Foreign currency translation adjustments	-	-	-	-	-	-	(17,000)	-	(17,000)
Issuance of stock	5,000	-	15,000	-	-	-	-	-	15,000
Unrealized loss on investments	-	-	-	-	-	-	-	(1,108,000)	(1,108,000)

Balance - September 30, 2000	33,580,000	$336,000	$8,071,000	$20,270,000	$(1,856,000)	$-	$(16,000)	$746,000	$27,551,000
	========	======	========	=========	=========	=========	=========	========	=========

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements	5

VSI Holdings, Inc. and Subsidiaries
Consolidated Statement of Cash Flows

	Year Ended September 30
	2000	1999	1998

Cash Flows from Operating Activities
Net income (loss)	$5,550,000	$ (498,000)	$9,054,000
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	5,817,000	5,669,000	4,865,000
Write-off of goodwill	-	2,154,000	-
Bad Debt expense	526,000	-	-
Equity in losses of unconsolidated investee	1,515,000	400,000	295,000
Noncash retirement plan contribution	-	229,000	-
Noncash proceeds from sale of subsidiary	-	-	(736,000)
Deferred income taxes	(237,000)	(347,000)	244,000
(Gain) Loss on sale of property, plant and equipment	(168,000)	-	32,000
Issuance of stock options	-	72,000	83,000
Write-off of assets	516,000	421,000	-
Changes in operating assets:
Trade accounts receivable	(24,090,000)	198,000	(12,881,000)
Inventory	(28,000)	(1,000)	381,000
Accumulated costs of uncompleted programs	1,139,000	(1,663,000)	(555,000)
Other current assets	(152,000)	556,000	2,361,000
Prepaid/accrued federal income tax	3,590,000	(5,921,000)	4,562,000
Trade accounts payable	5,027,000	6,526,000	2,000,000
Accrued liabilities	1,691,000	488,000	1,607,000
Advances from customers for uncompleted projects	(2,670,000)	800,000	1,177,000

Net cash provided by (used in) operating activities	(1,974,000)	9,083,000	12,489,000

Cash Flows from Investing Activities
Additions to property, plant and equipment	(7,165,000)	(3,061,000)	(13,506,000)
Proceeds from sale of property, plant and equipment	608,000	-	2,000
Additions to notes receivable and advances	(253,000)	(146,000)	(1,138,000)
Payments on notes receivable and advances	-	1,200,000	9,708,000
Investments in affiliates	-	-	(2,925,000)
Investment in available-for-sale securities	(50,000)	(2,450,000)	-
Purchase of other investments	(941,000)	(7,150,000)	(307,000)

Net cash used in investing activities	(7,801,000)	(11,607,000)	(8,166,000)

Cash Flows from Financing Activities
Principal payments on long-term debt	(532,000)	(918,000)	(164,000)
Proceeds from long-term debt	-	2,621,000	3,580,000
Principal payments on related party debt	(1,080,000)	(18,000)	-
Proceeds from related party debt	5,201,000	160,000	11,055,000
Net borrowings on notes payable	6,788,000	3,287,000	1,994,000
Proceeds from issuance of stock	89,000	190,000	211,000
Distributions to stockholders	-	-	(20,748,000)
Acquisition of treasury stock	(321,000)	(798,000)	-
Proceeds from payment of stock subscription	-	25,000	-
Redemption of common stock	-	(1,960,000)	-

Net cash provided by (used in) financing activities	10,145,000	2,589,000	(4,072,000)

Effect of Exchange Rate Changes on Cash	(17,000)	24,000	(23,000)

Net Increase in Cash	353,000	89,000	228,000

Cash - Beginning of year	552,000	463,000	235,000

Cash - End of year	$905,000	$552,000	$463,000
	=========	=========	=========

See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements	6

VSI Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements September 30, 2000 and 1999

Note 1 -	Organization of the Company and Basis of Presentation

The accompanying consolidated financial statements include the accounts of VSI Holdings, Inc. (the "Company"), its wholly owned subsidiaries, consisting of Advanced Animations, Inc., Vispac, Inc., Visual Services, Inc., PSG International, Inc. and its majority owned subsidiary, eCity Studios, Inc. Intercompany balances and transactions have been eliminated in consolidation.

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

During the year ended September 30, 2000, the Company, in connection with Oz Entertainment Co. (see Note 3), formed eCity Studios, Inc., a Corporation in which VSI Holdings, Inc. acquired a 70% interest in the stock. eCityStudios, Inc. has been included in the consolidated financial statements. eCity Studios, Inc. provides web-site development consulting to customers throughout North America.

PSG International, Inc. provides curriculum development and product training to automobile manufacturers at the dealership level throughout Canada, Australia, New Zealand and Taiwan. PSG International, Inc. was formed during the year ended September 30, 1998 when the Company completed the purchase of the assets of an unrelated company. The total purchase price was $4,543,625 and resulted in goodwill of $4,484,000. The Company issued 280,000 shares of common stock valued at $7.00 per share, with the balance of $2,583,625 paid in cash.

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

Revenue Recognition - Visual Services, Inc., Vispac, Inc., PSG International, Inc., and eCity Studios, Inc. recognize revenue over the period of the contract as individually identifiable phases of contracts are completed. Amounts recognized are accumulated in unbilled accounts receivable until billed in accordance with contract terms.

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

Cash in Escrow - Certain amounts received from clients in advance had been restricted and held in escrow until costs related to a specific job are incurred by the Company. During the year ended September 30, 2000, the escrow arrangement was terminated.

Inventory - Inventory, which consists of raw materials and supplies, is recorded at the lower of cost, determined on the specific unit basis, or market.

Accumulated Costs of Uncompleted Programs - Accumulated costs of uncompleted programs consist of costs accumulated on various service-related contracts of Visual Services, Inc. The accumulated costs are included as a current asset, as they consist of ongoing job costs, which will be recorded as cost of revenue against the appropriate revenue recognized within the next fiscal year. At September 30, 2000 and 1999, indirect contract costs amounting to $733,000 and $720,000, respectively, were capitalized and included in accumulated costs.

Property, Plant and Equipment - Property, plant and equipment are recorded at cost. Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of the assets. Amortization of leasehold improvements is computed on the straight-line method over the estimated useful lives of the assets or the lease term. Costs of maintenance and repairs are charged to expense when incurred. Production costs, representing the direct materials, labor, overhead costs and interest associated with self-constructed assets, are capitalized during construction. Once completed and placed in service, the assets are reclassified to equipment and depreciated over the appropriate depreciable lives.

Note 2 - Significant Accounting Policies (Continued)
Goodwill - Goodwill represents the excess cost of acquiring PSG International, Inc. over the fair value of its net assets at the date of acquisition. The carrying value of goodwill is evaluated annually based on the projected discounted cash flows of PSG International, Inc. To the extent the carrying value of goodwill significantly exceeds the projected discounted cash flows, a write-down of goodwill is recorded. During the year ended September 30, 1999, as a result of a reduction in the estimated future business generated by PSG International, Inc., goodwill of $2,154,000 relating to the acquisition was written off because it was considered to have no continuing value. In addition, the Company reduced the life over which the remaining goodwill was being amortized from 15 to 6 years. This change in the estimated life of the goodwill had the effect of decreasing net income for the year ended September 30, 1999 by $260,000 ($0.01 per share). At September 30, 2000 and 1999, accumulated amortization amounted to $1,047,000 and $620,000, respectively.

Total amortization expense amounted to $427,000, $422,000 and $198,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

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

Retirement Plan - The Company has a voluntary retirement savings plan designed in accordance with Section 401(k) of the Internal Revenue Code that covers all eligible employees. Employer contributions are discretionary and determined annually by management. There was no contribution made for the year ended September 30, 2000. Employer contributions amounted to $229,000 of the Company's stock and $212,000 of cash for the years ended September 30, 1999 and 1998, respectively.

Earnings per Share - Earnings per share is computed using the weighted average number of shares outstanding. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year, without regard to stock options and restricted stock awards outstanding. In the computation of fully diluted earnings per share, the treasury stock method of determining weighted average shares is required, which assumes the exercise of existing stock options and awards and the repurchase of shares with the proceeds, if such a computation has a dilutive effect.

Note 2 - Significant Accounting Policies (Continued)
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

Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. An impairment is recognized when the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value.

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

Comprehensive Income - Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, are reported as a direct adjustment to the equity section of the balance sheet. Such items, along with net income, are considered components of comprehensive income .

Note 2 - Significant Accounting Policies (Continued)
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

Future Accounting Changes - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101. The staff accounting bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Any changes that may be required as a result of this bulletin are required to be implemented no later than the last fiscal quarter of the fiscal year beginning October 1, 2000. Management is finalizing its assessment of the impact this bulletin will have, if any, on the Company's financial statements.

Reclassifications - The Company has made certain reclassifications to the statement of operations. These reclassifications had no impact on net income, earnings per share or stockholders' equity.

Note 3 -	Investments
The available-for-sale securities consist of the following:

	2000	1999
431,525 shares of Navidec, Inc. common stock (representing a less than 5 percent ownership interest).	$ 3,344,000	$ 5,259,000
473,308 shares of eCollege.com common stock (representing a less than 5 percent ownership interest).	3,787,000	-
Total investment in available-for-sale securities	$ 7,131,000	$ 5,259,000
	=========	========

11

Note 3 -	Investments (Continued)

During the year ended September 30, 2000, upon a public offering by eCollege.com, the Company converted its nonmarketable investment in eCollege.com into 468,808 shares of common stock. Upon the public offering, the Company purchased an additional 4,500 shares of common stock.

Unrealized gains on the available-for-sale securities are included as a separate component of stockholders' equity, net of any related tax effect. At September 30, 2000 and 1999, gross unrealized holding gains on available-for-sale securities amounted to $1,131,000, and $2,809,000, respectively. As of December 22, 2000, the market value of the available-for-sale securities was approximately $2,737,000, and the gross unrealized holding loss was approximately $3,273,000.

The Company's investment in partnerships and nonmarketable securities consists of the following:

	2000	1999
KC Investors, L.P.	$ 2,812,000	$ 3,470,000
Corporate Eagle Five, L.L.C.	540,000	762,000
Visual Learning Systems, L.L.C.	(124,000)	32,000
Performance Planning, L.L.C.	462,000	-
Total investment in partnerships	3,690,000	4,264,000
Nonmarketable equity securities	500,000	3,500,000
Total investment in partnership	$ 4,190,000	$ 7,764,000
and nonmarketable securities	=========	========

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

Note 3 - Investments (Continued)
In addition to the cash invested, the Company has provided web-site development and promotional services totaling $2,247,000 to the Oz Entertainment Company. At September 30, 1999, the Company had receivables of approximately $1,410,000 and accumulated costs on uncompleted programs of approximately $147,000 relating to KCI and the Oz Entertainment Company. The amounts were collected subsequent to September 30, 2000 from additional funds invested by CLT Associates, L.P.

CLT Associates, L.P. (CLT), a partnership controlled by the majority stockholder of the Company, owns an additional 6 percent interest in KC Investors, L.P. and a direct interest in preferred stock of the Oz Entertainment Company.

The investment in nonmarketable securities at September 30, 2000 consists of 1,342 shares of senior preferred stock in Oz Entertainment Company, a corporation in which KCI (a partnership investment of the Company) holds a majority interest. The investment in nonmarketable securities at September 30, 1999 consisted of 100,014 shares of convertible preferred stock in eCollege.com.

Note 4 -	Property, Plant and Equipment
Property, plant and equipment consist of the following:

	2000	1999	Depreciable Life - Years
Land and land improvements	$1,286,000	$1,286,000	-
Building	8,171,000	8,171,000	18-39
Furniture, fixtures and equipment	38,547,000	35,539,000	5-10
Leasehold improvements	3,810,000	3,808,000	18-39
Production costs	-	1,250,000	-
Vehicles	960,000	2,113,000	5
Total	52,774,000	52,167,000
Less accumulated depreciation and amortization	30,380,000	30,592,000
Net carrying amount	$22,394,000	$21,575,000
	=========	=========

13

Note 4 -	Property, Plant and Equipment (Continued)

Depreciation expense amounted to $5,390,000, $5,668,000 and $4,666,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

During the year ended September 30, 2000, a touring exhibit was deemed to be impaired and written down to fair value. Fair value was determined by estimating future cash inflows from the exhibit. The Company estimated that there would be no future net cash flows and recorded an impairment loss of $516,000 (included in operating expenses) for the year ended September 30, 2000.

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

Note 5 -	Notes Payable
The Company has several lines of credit, as follows:

		2000	1999

	Bank line of credit permitting borrowings up to $32,000,000 at .50 percent below the bank's prime rate (9.50 percent at September 30, 2000). Borrowings equal to or greater than $500,000 can be made for fixed periods of time at a fixed rate equal to LIBOR plus 1.50 percent (LIBOR at September 30, 2000 was 6.62 percent). Collateralized by all assets of the Company and expiring in March 2001.	$24,434,000	$22,413,000

	Bank line of credit permitting borrowings up to $5,000,000 at .50 percent below the bank's prime rate (9.50 percent at September 30, 2000). Borrowings equal to or greater than $500,000 can be made for fixed periods of time at a fixed rate equal to LIBOR plus 1.50 percent (LIBOR at September 30, 2000 was 6.62 percent). Collateralized by all assets of the Company and expiring in March 2002	4,900,000	3,750,000
14
Note 5 -	Notes Payable (Continued)
	Checks written but not yet presented to the bank. Upon presentation to the bank, additional borrowings will be made on the line of credit. The Company policy is to reflect these checks as additional amounts payable to the bank	5,880,000	2,263,000
	Total notes payable to bank	$35,214,000	$28,426,000
		=========	=========

The loan agreements contain certain covenants requiring that, among other things, the Company maintain certain levels of net worth and working capital and that the ratio of total liabilities to net worth, debt service ratio and current ratio do not exceed certain amounts.

Notes payable to related parties consists of the following:

	2000	1999

Notes payable to stockholders of VSI Holdings, Inc., unsecured, bearing interest at 7.00 percent and due December 31, 2002. The notes are subordinated to all bank debt.	$12,337,000	$11,636,000

Note payable to a partnership in which the Company's controlling stockholder owns 100 percent through direct and indirect ownership. The unsecured note is due on demand and bears interest at 7.00 percent.	2,920,000	-

Note payable to a stockholder, unsecured, bearing interest at 7.00 percent and due on demand.	500,000	-

Total Less current portion Long-term portion	15,757,000 3,420,000 $12,337,000	11,636,000 - $11,636,000
	==========	==========

The weighted-average interest rate on short-term notes payable was 8.70 percent and 6.90 percent as of September 30, 2000 and 1999, respectively.

Note 6 -	Long-term Debt
Long-term debt consists of the following:

	2000	1999

Mortgage payable to bank, bearing interest at the bank's prime rate (9.50 percent at September 30, 2000), due in monthly installments of $21,765 including interest, with a final principal payment due on September 1, 2004. The mortgage is collateralized by the related land and building with a net book value of $2,768,000 at September 30, 2000	2,352,000	2,400,000

Mortgage payable to bank, bearing interest at 6.30 percent, due in monthly installments of $18,199 including interest, with a final principal payment due on October 8, 2005. The mortgage is collateralized by the related land and building with a net book value of $3,355,000 at September 30, 2000	2,349,000	2,415,000

Term loan payable to bank, bearing interest at 6.52 percent, due in monthly installments of $33,724 including interest with the final payment due October 8, 2001. The loan is collateralized by all assets of the Company	390,000	756,000

Mortgage payable to bank, bearing interest at 8.17 percent, due in monthly installments of $22,201 including interest, with a final principal payment due on June 4, 2004. The mortgage is collateralized by the related land and building with a net book value of $691,000 at September 30, 1999	2,553,000	2,605,000
Total Less current portion Long-term portion	7,644,000 552,000 $7,092,000	8,176,000 516,000 $7,660,000
	========	========

16
Note 6 -	Long-term Debt (Continued)

Estimated principal payments due on the long-term debt are as follows:

Years Ending September 30	Amount
2001	$552,000
2002	246,000
2003	229,000
2004	4,586,000
2005	93,000
2006 and thereafter	1,938,000
Total	$7,644,000
========

Note 7 -	Commitments and Contingencies

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

The minimum lease payments for the remaining years under the above leases are as follows:

Years Ending September 30	Related Party	Other	Total

2001	$551,000	$4,102,000	$4,653,000
2002	623,000	3,791,000	4,414,000
2003	638,000	1,759,000	2,397,000
2004	638,000	121,000	759,000
2005	638,000	30,000	668,000
2006 and thereafter	797,000	-	797,000
Total	$3,885,000	$9,803,000	$13,688,000
	========	========	=========

17
Note 7 -	Commitments and Contingencies (Continued)

The Company remains the guarantor of the operating leases of BKNT Retail Stores, Inc. (see Note 14). The sole stockholder of BKNT Retail Stores, Inc. has pledged 216,750 shares of VSI Holdings, Inc. as collateral relating to the lease commitments. The minimum lease payments for the remaining years under these leases are as follows:

Years Ending September 30	Amount
2001	322,000
2002	88,000
2003	25,000
Total	$435,000
========

Rent expense was as follows for the years ended September 30:

	2000	1999	1998
Related party	$551,000	$551,000	$551,000
Other	3,133,000	3,169,000	4,176,000
Total	$3,684,000	$3,720,000	$4,727,000
	========	========	========

Note 8 -	Income Taxes
The following is a summary of the deferred tax assets and liabilities at September 30, 2000 and 1999:

	2000	1999
Deferred tax assets:
Depreciation and amortization	$1,050,000	$991,000
Net operating loss carryforwards	-	36,000
Accrued expenses not deductible for tax purposes	900,000	670,000
Losses from partnership investments - Equity method	405,000	180,000
Total deferred tax assets	2,355,000	1,877,000
Deferred tax liabilities - Unrealized gain from investments	(385,000)	(955,000)
Net deferred tax asset before valuation allowance	1,970,000	922,000
Valuation allowance	(241,000)	-
Net deferred tax asset	$ 1,729,000	$ 922,000
	=======	========

The provision for income taxes consists of the following:

	2000	1999	1998
Current	$3,748,000	$278,000	$ 4,643,000
Deferred	(237,000)	(347,000)	244,000
Total provision for (benefit from) income taxes	$3,511,000	$(69,000)	$4,887,000
	=======	========	=======

Note 8 -	Income Taxes (Continued)

A reconciliation of taxes on income from continuing operations based on the statutory federal income tax rate to the provision for income taxes is as follows:

	2000	1999	1998
Tax computed at statutory federal income tax rate	$3,080,000	$(193,000)	$4,793,000
Nondeductible expenses	196,000	164,000	92,000
Change in valuation allowance	241,000	-	-
Adjustments to prior year taxes and other	(6,000)	(40,000)	2,000
Total provision for (benefit from) income taxes	$ 3,511,000	$(69,000)	$4,887,000
	========	========	=======

A valuation allowance has been established due to the uncertainty of the Company being able to realize certain losses from partnerships for tax purposes.

Note 9 -	Cash Flows

Cash paid during the years ended September 30, 2000, 1999 and 1998 for interest amounted to $3,589,000, $3,013,000 and $2,123,000, respectively. Cash paid for income taxes in those years was $158,000, $6,199,000 and $6,000, respectively.

The Company had the following noncash transactions:

· During 2000, the Company received 1,342 shares of senior preferred stock in Oz Entertainment Company in exchange for a reduction of an accounts receivable due from Oz Entertainment Company of $500,000.

· During the years ended September 30, 2000 and 1999, the Company issued 174,713 and 154,126 shares of stock under its restricted stock compensation plan, respectively (see Note 11). As a result, the Company reduced the accrual for stock compensation and recorded additional stock and paid-in capital totaling $1,039,000 and $987,000, respectively.

· During 1998, the Company purchased PSG International, Inc. As part of the purchase price, the Company issued 280,000 shares of common stock with a value at the date of purchase of $1,960,000 (see Note 1).

· During 1998, the Company received 144,000 shares of its own common stock valued at $736,000 as proceeds on the sale of the discontinued operations.

Note 10 -	Self-insurance Plan
The Company is substantially self-insured for employee medical and dental claims. The policy year of the plan is October 1 to September 30. The Company has purchased stop-loss insurance for individual claims that exceed $75,000 annually. The Company has estimated the amount of incurred but not reported claims (IBNR) based on historical claims reported after year end and has recorded an accrual to the extent that the estimated IBNR exceeds any pre-funded amounts.

Note 11 -	Stock Compensation
In December 1997, the Board of Directors approved a restricted stock compensation plan for certain key employees. Under the plan, key employees are allocated the right to receive stock, subject to forfeiture if employment terminates prior to the end of prescribed periods ranging from one to three years. During the years ended September 30, 2000, 1999 and 1998, the Company awarded key employees the right to receive shares. The market value of these shares will be recognized and charged as compensation expense as earned over the future service period. The following is a summary of the activity in the restricted stock compensation plan:

	2000		1999		1998
	Unissued Shares	Unrecognized Compensation	Unissued Shares	Unrecognized Compensation	Unissued Shares	Unrecognized Compensation
Share rights outstanding:
Balance - Beginning of year	381,525	$663,000	462,375	$ 1,604,000	-	$ -
Rights awarded during year	51,000	149,000	102,298	463,000	462,375	2,961,000
Rights forfeited during year	(26,805)	(161,000)	(29,022)	(188,000)	-	-
Shares issued during year	(174,713)	-	(154,126)	-	-	-
Compensation recognized	-	(468,000)	-	(1,216,000)	-	(1,357,000)
Balance - End of year	231,007	$183,000	381,525	$663,000	462,375	1,604,000
	=======	========	======	========	======	========
Vested, unissued shares - End of year	-		-

Note 12 -	Stock Options

The Company issued options for the Company's common stock in the following arrangements:

Mr. Toth's Options
In 1993, the Company granted its majority stockholder options to purchase 825,000 shares of common stock at $.15625 per share for providing assistance with financing in accordance with a Plan of Reorganization. The final 425,000 of options as of September 30, 1999 were exercised during the year ended September 30, 2000.

Other Options
During the years ended September 30, 1999 and 1998, the Company issued stock options for 85,000 and 58,000 common shares, respectively, to certain consultants of the Company. The exercise prices for the years ended September 30, 1999 and 1998 ranged from $5.75 to $8.20 and $6.20 to $8.20, respectively. The fair value of the options amounted to $89,000 and $83,000, respectively, which was charged to expense. Generally, the options are exercisable between two and three years from the date of issuance. No options have been exercised. Options for 143,000 shares remain outstanding at September 30, 2000.

The Company has stock options outstanding or issuable for the benefit of employees and directors under the following plans:

1986 Incentive Stock Option Plan - Options under this plan were granted to officers and key employees at prices not less than the market price at date of grant. Options are generally exercisable one-third annually commencing 12 months after the date granted and expire at the end of six years. This plan terminated in March 1996 and no new options will be granted. There were no options exercised during the years ended September 30, 2000 and 1999. Options for 22,000 shares were exercised during the year ended September 30, 1998. Options for 40,000 shares remain outstanding at September 30, 2000.

1986 Nonqualified Stock Option Plan - Options under this plan were granted to officers and employees at prices not less than the market price at date of grant. Options are generally exercisable one-third annually commencing 12 months after the date granted and expire at the end of 10 years. This plan terminated in March 1996 and no new options will be granted under the plan. Options for 15,000, 2,090 and 42,290 shares were exercised during the years ended September 30, 2000, 1999 and 1998, respectively. Options for 33,620 shares remain outstanding at September 30, 2000.

Note 12 - Stock Options (Continued)

1997 Nonqualified Stock Option Plan and 1997 Incentive Stock Option Plan - These plans were established during 1997 to issue options to officers and employees at prices not less than the market price at date of grant. Each plan is authorized to issue options for 500,000 shares of the Company's common stock. During the year ended September 30, 1999, the Company approved the addition of 1,000,000 options to the 1997 Incentive Stock Option Plan. Generally, the options vest over a three-year period with 50 percent vesting after two years and the remaining vesting after three years from the date of grant. During the years ended September 30, 2000, 1999 and 1998, 48,000, 67,666, and 518,000 incentive stock options were granted, respectively. Options for 64,666 and 51,000 were cancelled during the years ended September 30, 2000 and 1999, respectively. No options have been exercised under these plans. Options for 518,000 shares remain outstanding at September 30, 2000.

Independent Director Stock Option Plan - Options under this plan are granted to independent directors who are neither employees nor beneficial owners of 5 percent or more of the Company's common stock at prices equal to the market price of the Company's common stock at date of grant. During the years ended September 30, 2000 and 1998, 120,000 and 10,000 options were granted, respectively. No options were granted during the year ended September 30, 1999. During the year ended September 30, 2000, options for 27,500 were cancelled. No options were exercised during the years ended September 2000, 1999 and 1998. Options granted are usually exercisable 30 days from date of grant as determined by vesting schedules in the plan. Options for 122,500 shares remain outstanding at September 30, 2000.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date, the Company's income from continuing operations for 2000, 1999 and 1998 would have been reduced by $386,000 ($.01 per share), $236,000 ($.01 per share), and $100,000 (no effect on earnings per share), respectively.

Note 12 -	Stock Options (Continued)
Information regarding these fixed-price option plans for the years ended September 30, 2000, 1999 and 1998 are as follows:

	2000		1999		1998
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding - Beginning of year	1,221,286	$3.91	1,121,710	$3.64	600,000	$0.38

Canceled	(92,166)	5.92	(51,000)	7.19	-	-
Granted	168,000	3.66	152,666	6.81	586,000	6.28
Exercised	(440,000)	0.17	(2,090)	0.50	(64,290)	0.71

Options outstanding - End of year	857,120	5.57	1,221,286	3.91	1,121,710	3.64

Option price range - End of year	$.50 to $8.70		$.15625 to $8.70		$.15625 to $8.70

Option price range for exercised shares	$.15625 to $.50		$.50		$.50 to $.75

Options available for future grants - End of year	1,249,000		1,417,000		570,000

Weighted average fair value of options granted during the year	$0.57		$1.22		$1.13

The following table summarizes information about fixed price stock options outstanding at September 30, 2000:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding at September 30, 2000	Weighted Average Remaining Contractual Life	Weighted Average Exercise	Number Exercisable at September 30, 2000	Weighted Average Exercise Price

$ .50 to .55	73,620	1 year	.53	73,620.53
3.25 to 4.00	149,000	5 years	3.40	8,400	3.25
5.20 to 6.70	521,000	2 years	6.28	247,500	6.38
7.90 to 8.70	113,500	2 years	8.42	63,000	8.60

.50 to 8.70	857,120		5.57	392,520	5.57
	=======			======

Note 13 -	Segment Information and Major Customers

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

The Company had sales from foreign activities of $5,422,000, $5,269,000 and $5,375,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

Summarized financial information by each of the Company's two industry segments for the three-year period ended September 30, 2000 is as follows:

	2000	1999	1998
Revenue:
Marketing services sector	$182,403,000	$134,295,000	$155,681,000
Entertainment sector	4,852,000	9,065,000	7,477,000
Consolidated total	$187,255,000	$143,360,000	$163,158,000
	==========	==========	==========
Income (loss) from operations:
Marketing services sector	$17,524,000	$486,000	$14,834,000
Entertainment sector	(3,240,000)	2,352,000	1,584,000
Equity in earnings of unconsolidated investee	(1,515,000)	(400,000)	-
Interest expense	(3,708,000)	(3,005,000)	(2,320,000)
Consolidated income (loss) from operations before income taxes	$9,061,000	$(567,000)	$14,098,000
	========	=========	=========

Note 13 -	Segment Information and Major Customers (Continued)

	2000	1999	1998
Identifiable assets:
Marketing services sector	$110,952,000	$91,175,000	$83,848,000
Entertainment sector	5,177,000	7,127,000	5,707,000
Consolidated total	$116,129,000	$98,302,000	$89,555,000
	=========	=========	=========
Depreciation and amortization:
Marketing services sector	$4,173,000	$7,408,000	$4,564,000
Entertainment sector	1,644,000	415,000	301,000
Consolidated total	$5,817,000	$7,823,000	$4,865,000
	========	========	========
Capital expenditures:
Marketing services sector	$4,658,000	$2,736,000	$11,848,000
Entertainment sector	2,507,000	325,000	1,658,000
Consolidated total	$7,165,000	$3,061,000	$13,506,000
	========	=========	========

The following companies are considered major customers of the marketing service sector and comprise 10 percent or greater of the Company's net sales:

	2000	1999	1998

Customer A	39%	32%	25%
Customer B	32	23	44
Customer C	3	10	9
Total	74%	65%	78%
	===	===	===

Note 14 -	Discontinued Operations

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

Note 14 - Discontinued Operations (Continued)

Operating results of BKNT Retail Stores, Inc., J.D. Dash, Inc. and BKNT, Inc. for the nine months ended June 30, 1998 are shown separately as discontinued operations in the accompanying statement of operations.

Net sales of BKNT Retail Stores, Inc., J.D. Dash, Inc. and BKNT, Inc. for the year ended September 30, 1998 was approximately $12,190,000 and has not been included in net sales in the accompanying statement of operations.

Note 15 -	Quarterly Results (unaudited)
The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The following tables contain selected unaudited consolidated statements of income for each quarter for fiscal 2000 and 1999. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal Year 2000
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except for per share data)
Revenue	$58,830	$45,636	$44,689	$38,100
Operating Income	4,766	5,022	3,897	2,130
Net Income (Loss)	1,048	2,195	1,451	856
Net Income per common share:
Basic	0.03	0.07	0.04	0.03
Fully diluted	0.03	0.07	0.04	0.03
Weighted average shares outstanding (a):
Basic	33,172	33,198	33,261	32,761
Fully diluted	33,383	33,397	33,430	32,972

Note 15 -	Quarterly Results (unaudited) (Continued)

	Fiscal Year 1999
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(in thousands, except for per share data)
Revenue	$39,071	$28,439	$40,513	$35,337
Operating Income (Loss)	173	(2,747)	3,139	2,789
Net Income (Loss)	(1,125)	(2,327)	1,444	1,510
Net Income (loss) per common share:
Basic	(0.03)	(0.07)	0.04	0.05
Fully diluted	(0.03)	(0.07)	0.04	0.05
Weighted average shares outstanding (a):
Basic	32,631	32,623	32,916	32,822
Fully diluted	32,631	32,623	33,602	33,448

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

Marketable Securities - The carrying amount of investments in available-for-sale securities is equal to their fair values based on quoted market prices.

Note 16 - Fair Values of Financial Instruments (Continued)

Investments - Investments consist of investments in a privately held corporation and partnership interests. There is no market for the Company's investment in the privately held corporation or its investment in partnerships. It was impracticable to estimate the fair values of those investments. The following is a summary of combined pertinent information about the investment in Oz Entertainment Company and the Company's investment in K.C. Investors, L.P.:

	2000	1999
Total assets	$26,017,000	$23,718,000
Total equity	11,085,000	15,660,000
Total revenue	-	-
Net loss	(6,189,000)	(4,993,000)

Notes Receivable and Advances, Notes Payable to Bank and Long-term Debt - The fair values approximate the carrying amounts since the note rates approximate rates currently available to the Company for notes with similar terms and maturities.

Notes Payable to Related Parties - The estimated fair value of the note payable to related parties at September 30, 2000 and 1999 was approximately $15,064,000 and $11,636,000, respectively. The estimated fair value was determined using rates currently available to the Company.

Note 17

Litigation

As of September 30, 2000 the Company has pending litigation with a former employee and stockholder who is seeking damages for wrongful discharge and denial of the fair value for Company stock options. Management feels the case is without merit and plans to vigorously defend the lawsuit. At this time, the case is in preliminary stages and the outcome is not determinable, although management believes the outcome will not have a material effect on the Company's financial position.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
on Form 8-K.

(a) Financial Statements, Financial Statement Schedules and Exhibits.

1. Consolidated Financial Statements of VSI Holdings, Inc. and subsidiaries and Independent Auditors' Report are filed herewith as a separate section of this report.

2. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because such schedules are not required under the related instructions or are inapplicable or because the information required is included in the Consolidated Financial Statements or notes thereon.

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

Date: January 12, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Steve Toth, Jr. Director, President and
January 12, 2001 Chief Executive Officer
Steve Toth, Jr.

/s/ Martin S. Suchik Director
January 12, 2001
Martin S. Suchik

/s/ Thomas W. Marquis Director, Treasurer, Secretary
January 12, 2001
Thomas W. Marquis Chief Accounting Officer,
and Principal Financial Officer

/s/ Robert Sui Director
January 12, 2001
Robert Sui

January 12, 2001
Harold Poling

January 12, 2001
Ralph Armijo

January 12, 2001
William James

Exhibit 21.1

LIST OF SUBSIDIARIES OF VSI HOLDINGS, INC.

Visual Services, Inc., a wholly owned Georgia corporation

Vispac, Inc., a wholly owned Georgia corporation

Advanced Animations, Inc., a wholly owned Georgia corporation

PSG International, Inc., a wholly owned Georgia corporation

Exhibit 23.1

CONSENT OF INDEPENDENT AUDITORS

We consent to the inclusion in this Annual Report on Form 10-K of our independent auditor's report dated December 22, 2000 on the financial statements of VSI Holdings, Inc. for the year ended September 30, 2000.

PLANTE & MORAN, LLP

Ann Arbor, Michigan
January 11, 2001

SIGNATURE AUTHORIZATION FOR ELECTRONIC FILING

(Regulation S-T, Sec. 232.302)

In connection with the Annual Report on Form 10-K of VSI Holdings, Inc. for the year ended September 30, 2000, we hereby authenticate, acknowledge or otherwise authorize the use of the Plante & Moran, LLP signature in typed form on our independent auditor's report dated December 22, 2000 and on the Consent of Independent Auditors dated January 11, 2001.

PLANTE & MORAN, LLP

Ann Arbor, Michigan
January 11, 2001