Form 10-Q
period 2000-12-31
VSI HOLDINGS INC
filed 2001-02-14
CIK 354611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended December 31, 2000

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period from_______to_______

Commission File No. 1-12942

VSI HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Georgia 22-2135522
(State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)

41000 Woodward Avenue Bloomfield Hills, MI 48304-2263
(Address of principal executive offices)

(248) 644-0500
(Registrant's telephone number, including area code)

For information regarding this filing, contact: Peggy Toth

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ______

There were 33,742,410 shares of Common Stock, par value $.01 per share, outstanding at December 31, 2000. The Company held 400,250 of these shares as treasury stock.

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

VSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31 2000 (Unaudited)	September 30 2000 (Audited)
ASSETS
CURRENT ASSETS
Cash	$ 3,250,000	$ 905,000
Trade accounts receivable:
Billed	41,698,000	53,907,000
Unbilled	25,378,000	18,525,000
Notes receivable and advances	171,000	201,000
Notes receivable - related party	184,000
Inventory	358,000	438,000
Accumulated costs of uncompleted programs	5,476,000	3,744,000
Deferred tax asset	378,000	899,000
Other current assets	233,000	761,000
Total Current Assets	77,126,000	79,380,000
LONG-TERM PORTION OF NOTES RECEIVABLE - Related Parties	1,001,000	921,000
PROPERTY,PLANT AND EQUIPMENT (NET)	21,654,000	22,394,000
DEFERRED TAX ASSET	2,243,000	830,000
Investment in Available-for-Sale Securities	2,975,000	7,131,000
INVESTMENTS	4,190,000	4,190,000
GOODWILL-NET	1,176,000	1,283,000
Total Assets	$110,365,000	$116,129,000
	===========	===========

VSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31, 2000 (Unaudited)	September 30 2000 (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$ 439,000	$ 552,000
Notes payable - Related party	1,988,000	3,420,000
Trade accounts payable	16,861,000	23,479,000
Notes payable to bank	42,101,000	35,214,000
Accrued liabilities	2,214,000	3,970,000
Federal income tax payable	(76,000)	2,139,000
Advances from customers for uncompleted projects	726,000	375,000
Total Current Liabilities	64,253,000	69,149,000
LONG-TERM LIABILITIES
Notes payable - Related parties	11,854,000	12,337,000
Long-term debt - Other	7,066,000	7,092,000
Total Long-Term Liabilities	18,920,000	19,429,000
STOCKHOLDERS' EQUITY
Preferred stock - $1.00 par value per share, 2,000,000 shares authorized, no shares issued	-	-
Common stock - $.01 par value per share, 60,000,000 shares authorized, 33,742,000 shares issued at December 31, 2000 and 33,580,000 at September 30, 2000	337,000	336,000
Treasury stock, (at cost) 400,000 shares at December 31, 2000, and September 30, 2000	(1,856,000)	(1,856,000)
Additional paid-in capital	9,017,000	8,071,000
Accumulated Other Comprehensive Income	(2,014,000)	730,000
Retained Earnings	21,708,000	20,270,000
Total Stockholders' Equity	27,192,000	27,551,000
Total Liabilities and Stockholders' Equity	$110,365,000	$116,129,000
	===========	===========

See Notes to Consolidated Financial Statements

VSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended
	December 31 2000 (Unaudited)	December 31 1999 (Unaudited)
REVENUE	$43,329,000	$38,100,000
EXPENSES
Cost of revenue	15,643,000	13,705,000
Operating expenses	24,158,000	22,265,000
Total Expenses	39,801,000	35,970,000
OPERATING INCOME	3,528,000	2,130,000
OTHER EXPENSES
Interest income and other income and expense	(327,000)	(41,000)
Interest expense	(964,000)	(791,000)
Total Other Expenses	(1,291,000)	(832,000)
INCOME - Before income taxes	2,237,000	1,298,000
PROVISION FOR INCOME TAXES	799,000	442,000
NET INCOME	$ 1,438,000	$ 856,000
	============	===========
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Adjustment	(1,000)	(66,000)
Unrealized loss on Securities, Net of Tax Benefit of $1,413,000	(2,743,000)	1,021,000
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	$ (2,744,000)	$ 955,000
COMPREHENSIVE INCOME (LOSS)	$ (1,306,000)	$ 1,811,000

See Notes to Consolidated Financial Statements

VSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME - Continued

	Three Months Ended
	December 31 2000 (Unaudited)	December 31 1999 (Unaudited)
EARNINGS PER SHARE:
Basic:	$ 0.04	$ 0.03

Fully Diluted:	$ 0.04	$ 0.03

Weighted Average Shares Basic	33,180,000	32,761,000
Dilutive	33,279,000	32,972,000

See Notes to Consolidated Financial Statements

VSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended
	December 31 2000 (Unaudited)	December 31 1999 (Unaudited)
Cash Flows from Operating Activities
Net Income	$ 1,438,000	$ 856,000
Adjustments to reconcile net income to Net cash from operating activities:
Depreciation and amortization	1,273,000	1,462,000
Equity in losses of unconsolidated investee	254,000	203,000
Deferred income taxes	521,000	207,000
(Increase) decrease in assets:
Trade accounts receivable	3,956,000	1,807,000
Inventory	80,000	(40,000)
Other Current Assets	528,000	234,000
Accumulated costs of uncompleted programs	(1,732,000)	(508,000)
Increase (decrease) in liabilities:
Trade accounts payable	(6,618,000)	(4,251,000)
Accrued liabilities	(3,029,000)	(538,000)
Advances from customers for uncompleted projects	351,000	(282,000)
Net cash used in operating activities	(2,978,000)	(850,000)
Cash Flows from Investing Activities
Changes notes receivable	30,000	(80,000)
Changes notes receivable Related Party	(264,000)	(143,000)
Changes property and equipment	(426,000)	(410,000)
Investment in unconsolidated investments	(254,000)	(523,000)
Net cash used in investing activities	(914,000)	(1,156,000)
Cash Flows from Financing Activities
Changes Long Term Debt	(139,000)	(131,000)
Change to related party debt	(515,000)	42,000
Net borrowings Notes Payable	6,887,000	2,013,000
Proceeds from exercise of stock options	-	65,000
Proceeds from issuance of stock	5,000	-
Net cash provided by financing activities	6,238,000	1,989,000
Effect of Exchange Rate Changes on Cash	(1,000)	(66,000)
Net Increase (Decrease) in Cash	2,345,000	(83,000)
Cash - Beginning of Period	905,000	552,000
Cash - End of Period	$ 3,250,000	$ 469,000
	=========	=========

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

2. The interim financial information presented herein should be read in conjunction with Management's Discussion and Analysis and financial statements and related notes included in the Registrant's Annual Report on Form 10-K for the year ended September 30, 2000. Results for interim periods should not be considered indicative of the results that may be expected for the year ended September 30, 2001.

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
eCity Studios, Inc., a web site development company.
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

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, consisting of Advanced Animations, Inc., Vispac, Inc., Visual Services, Inc., eCity Studios, Inc. and PSG International, Inc. Inter-company balances and transactions have been eliminated in consolidation.

OPERATING RESULTS

Revenues were $ 43,329,000 for the three months ended December 31, 2000, compared to $38,100,000 for the same period last year. This increase of 14% for the three months is attributable to additional business with our primary clients. Revenues for the quarter included work done on a large scale ride-and-drive (the opportunity for consumers to drive and compare competitive vehicles in a neutral environment), certification programs for automotive dealerships and other work. In the prior year, a continuing contract with annual revenue of approximately $15 million was lost. We do not expect the see the entire impact of this in the current year, as it is being phased out. This business was largely phased out by the end of December, 2000. Unless management is able to replace the business or make cost cutting measures in a timely manner, this could lead to an adverse impact on our operating results.

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

Operating Expense. Our operating expenses have grown to $24,158,000 for the three months ended December 31, 2000 from $22,265,000 in the three months ended December 31, 1999. This increase of 9% is mainly attributable to the following factors: (1) additional personnel needs due to incremental business; (2) wage escalations for computer-industry and other professionals; (3) Michigan's extremely tight and competitive contract labor supply; and (4) increased dependence on contract labor to staff additional business, resulting in higher labor costs.

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

Accounts Payable was down by approximately $6.6 million while Notes Payable - Bank were up approximately the same amount. Timing of payments to suppliers caused these changes. A large check was received from a client at the end of the quarter, but had not yet cleared our bank; this caused our cash balance to rise and our Accounts Receivable balance to decline.While Accounts Receivable has declined overall, the unbilled component has risen due to a delay in receiving purchase orders on some projects, and delays in billing some other projects; this amount is expected to decrease in the remainder of the year.

LIQUIDITY AND CAPITAL RESOURCES

We have various bank lines of credit totaling $42,000,000, which mature in March, 2001 and March, 2002. At December 31, 2000, we had borrowed $38,851,000 (including outstanding checks, less cash balances) against these lines. Interest on these lines is primarily based on LIBOR (London Inter-Bank Offered Rate) plus 1.5%. Our borrowing rate at December 31, 2000 was 8.20%.

We have had a long-term relationship with our current bank. Through the years, it has provided financing and lines of credit for us. There can, however, be no assurance that the lines of credit will be renewed when they mature. If we are unable to renew the lines of credit, other sources of financing would be sought, primarily lines of credit from another banking institution.

We have the rights to design worldwide touring and permanent exhibitions based on the series of Grossology-themed books authored by science teacher Sylvia Branzei. The first touring exhibition debuted in February, 2000 in Vancouver, British Columbia. The exhibition promotes the scientific discovery of the human body based on the theory that the best way to get kids interested in science is to present it with a dose of entertainment and in terms that they find most appealing. Thus far, the exhibition has been successful in museums, science centers, and theme parks. Bookings for these exhibits cover the next four years. We have made an investment of approximately $2.5 million. We do not anticipate any additional material investment on these existing exhibits.

Since we are a net borrower of funds, minimal cash balances are kept on hand. At any point in time, we may have more money in checks outstanding than the cash balance. When checks are presented for payment, the bank notifies us. We borrow on our lines of credit to cover the checks.

We believe that cash flows from operations, along with borrowings, will be sufficient to finance our activities in 2001. On a long-term basis, increased financing may be necessary to fund any large project awarded to us, or any acquisitions we may make. We have no current plans to conduct an offering of our shares to the public in fiscal year 2001.

Stock and Stock Options Granted
This year, we granted 20,000 shares of restricted stock to certain key employees. The shares vest one, two, and three years from the date of grant in three equal parts. We do not expect the exercise of stock options, or purchase of shares, by employees to be a material source of capital in fiscal year 2001. During the quarter, 160,000 shares vested and were issued, the rights to which had been granted in prior years. This issuance caused a reduction in Accrued Liabilities and an increase in Stockholders' Equity for approximately $900,000.

INVESTMENTS

At September 30, 2000, we had invested $4.5 million in Oz Entertainment Company and in a limited partnership (as a limited partner) which will develop a theme park, located in Kansas, based on the story "The Wizard of Oz". We have recognized losses totalling $1,188,000 prior to this fiscal year, and an additional $150,000 in the first quarter of this year. We expect to see continued losses until the opening of the park, currently scheduled for 2004. The park is planned to be constructed on 9,000 acres of land owned by the federal government. It is necessary to receive title to the land before construction can begin. In order to receive title to the land, approval must be received from two governmental authorities. The first authority tabled consideration of this in November, 2000 until late February, 2001. It is anticipated that title will be received during the next year. The success of the park as an investment is dependent upon receiving title to the land, as well as certain infrastructure improvements being completed by or paid by governmental agencies, financing arranged through governmental agencies, as well as additional public or private financing. If the park does not open, the entire investment, currently valued at $3,162,000, is at risk. The projections provided and prepared by the management of K.C. Investors, LP and OEC forecast that the park will be profitable upon opening. During the quarter, $1.4 million of Accounts Receivable from OEC was collected from additional funds invested by a related party.

Prior to the current fiscal year, we invested $3.5 million in convertible preferred stock in a private placement offering of eCollege.com (NASDAQ - ECLG), a company engaged in developing Internet-based education for colleges and universities. Through relationships with its educational partners, it develops, manages and markets on-line courses and degree programs. Upon completion of their initial public offering of common stock in December, 1999, our investment was converted to 468,808 shares of common stock. In addition, we invested $49,500 to acquire 4,500 shares of their stock during their initial public offering. At February 7, 2001, our investment had a market value of $2,574,000. The unrealized loss on this investment is recorded as part of Comprehensive Income.

Prior to the current fiscal year, we exercised options to purchase 431,525 shares of Navidec, Inc. (NASDAQ - NVDC) for $2,450,000. Navidec is a developer of web sites and web based complete automotive purchase transaction and information services for prospective customers. Their product, referred to as Driveoff.com, was sold during 2000 to CarPoint, which is majority-owned by Microsoft. At February 7, 2001, these shares had a market value of $1,483,000.

We have committed to a joint venture with Learning Byte, International (LBI). LBI, based in Minneapolis, Minnesota, is a web based provider of training content and curriculum. As part of our commitment, subsequent to December 31, 2000, we have advance funded approximately $400,000, with a total commitment of $1,000,000 . Our plan is to offset these amounts with future usage of their services. If we do not have sufficient business activity with LBI, the funding amounts will be written off.

At December 31, 2000, we had invested approximately $650,000 in a joint venture in PerforMaps, L.L.C. PerforMaps, based in Minneapolis, Minnesota, is a provider of goods and services related to specific projects associated with cultural change initiatives.

While we have no current plans for further investments, management expects to make future investment in promising companies in their early development which are in a related line to business.

"CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995"
Certain statements in Management Discussion and Analysis of Financial Condition and Results of Operations and certain other sections of this Annual Report are forward-looking. These may be identified by the use of forward-looking words or phrases such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential," among others. These forward-looking statements are based on our reasonable current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results or experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and our results include but are not limited to: (1) the complexity and uncertainty regarding the development and customer acceptance of new products and services; (2) the loss of market share through competition; (3) the introduction of competing products or service technologies by other companies; (4) pricing pressures from competitors and/or customers; (5) our inability to protect proprietary information and technology; (6) market acceptance of our touring exhibits in our Entertainment / Edutainment segment; (7) the loss of key employees and / or customers; (8) our customers continued reliance on outsourcing; (9) changes in our capital structure and cost of capital, and ability to borrow sufficient funds at reasonable rates (10) inability of the developers of the "Wonderful World of Oz" theme park to obtain final transfer of the property, to complete the timely construction of the park, and to operate it profitably once the park opens; (11) uncertainties relating to business and economic conditions; (12) management evaluation of staffing levels; (13) future investments of the Company.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Interest Rate Risk. Our earnings are affected by changes in short-term interest rates as a result of our revolving credit agreements, which bear interest at a floating rate. We do not use derivative or other financial instruments to mitigate the interest rate risk or for trading purposes. Risk can be estimated by measuring the impact of a near-term adverse movement of 100 basis points in short-term market interest rates. If short-term market interest rates average 100 basis points more in the next 12 months, the adverse impact on our results of operations would be approximately $256,000, net of income tax benefit. We do not anticipate any material near-term future earnings or cash flow expenses from changes in interest rates related to our long-term debt obligations as all of our long-term debt obligations have fixed rates.

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

Investment Risk for Publicly Traded Companies. We are also exposed to equity price risk on our investments in publicly traded companies. Our available-for-sale securities include our equity positions in Navidec, Inc., and eCollege.com, both of which have experienced significant volatility in their stock prices since going public. We do not attempt to reduce or eliminate our market exposure on these securities. A 20% adverse change in equity price would result in an approximate $811,000 decrease in fair value in our available-for-sale securities, based upon February 7, 2001 closing market prices for Navidec and eCollege.com.

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

VSI Holdings, Inc. Registrant
February 14, 2001	/S/Steve Toth, Jr. Steve Toth, Jr., Director, President and Chief Executive Officer
February 14, 2001	/S/Thomas W. Marquis Thomas W. Marquis, Director, Treasurer, Chief Accounting and Financial Officer