Form 10-Q
period 2001-03-31
VSI HOLDINGS INC
filed 2001-05-15
CIK 354611

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-----   OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Quarterly Period Ended March 31, 2001

-----   TRANSITION REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the Transition Period from       to
                                      -------  -------

                           Commission File No. 1-12942

                               VSI HOLDINGS, INC.
                               ------------------
             (Exact name of Registrant as specified in its charter)


                   Georgia                            22-2135522
          ----------------------------------------------------------
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)           Identification No.)


                              41000 Woodward Avenue
                         Bloomfield Hills, MI 48304-2263
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (248) 644-0500
                          -----------------------------
              (Registrant's telephone number, including area code)


          For information regarding this filing, contact: Peggy Toth, Vice President--Investor relations/Corporate communications


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes   X   No
                          -----    -----

There were 33,415,780 shares of Common Stock, par value $.01 per share, outstanding at March 31, 2001.

                         PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                       VSI HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                         March 31                September 30
                                                                                           2001                      2000
                                                                                        (Unaudited)               (Audited)
                                                                                        -----------               ---------

                                  ASSETS
 CURRENT ASSETS
  Cash                                                                                 $  2,085,000              $   905,000
  Trade accounts receivable:
   Billed                                                                                34,264,000               53,907,000
   Unbilled                                                                              16,242,000               18,525,000
  Notes receivable and advances                                                             424,000                  201,000
  Notes receivable - related party                                                          154,000
  Inventory                                                                                 381,000                  438,000
  Accumulated costs of uncompleted  programs                                              6,281,000                3,744,000
  Deferred tax asset                                                                        614,000                  899,000
  Refundable federal income tax                                                           3,100,000
  Other current assets                                                                    1,333,000                  761,000
                                                                                       ------------             ------------
  Total Current Assets                                                                   64,878,000               79,380,000
  LONG-TERM PORTION OF NOTES  RECEIVABLE  -  Related Parties                              1,065,000                  921,000
  PROPERTY,PLANT AND EQUIPMENT (Net)                                                     21,402,000               22,394,000
  DEFERRED TAX ASSET                                                                      2,101,000                  830,000
  Investment in Available-for-Sale Securities                                             2,229,000                7,131,000
  INVESTMENTS                                                                             4,239,000                4,190,000
  GOODWILL-NET                                                                            1,069,000                1,283,000
                                                                                       ------------             ------------
  Total Assets                                                                         $ 96,983,000             $116,129,000
                                                                                       ============             ============

                       VSI HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                                         March 31               September 30
                                                                                           2001                     2000
                                                                                        (Unaudited)               (Audited)
                                                                                        -----------               ---------

                   LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
  Current portion of long-term debt                                                    $   343,000             $    552,000
  Notes payable - Related party                                                            946,000                3,420,000
  Trade accounts payable                                                                 9,980,000               23,479,000
  Notes payable to bank                                                                 39,750,000               35,214,000
  Accrued liabilities                                                                    3,966,000                3,970,000
  Federal income tax payable                                                                    --                2,139,000
  Advances from customers for
    uncompleted projects                                                                   553,000                  375,000
                                                                                       -----------             ------------
  Total Current Liabilities                                                             55,538,000               69,149,000
  LONG-TERM LIABILITIES
  Notes payable - Related parties                                                       11,898,000               12,337,000
  Long-term debt - Other                                                                 7,018,000                7,092,000
                                                                                       -----------             ------------
  Total Long-Term Liabilities                                                           18,916,000               19,429,000
                           STOCKHOLDERS' EQUITY
  Preferred stock - $1.00 par value per share,  2,000,000 shares
     authorized, no shares issued                                                               --                       --
  Common stock - $.01 par value per  share,  60,000,000 shares authorized, 33,816,000 shares  issued at March 31, 2001 and 33,580,000 at
     September 30, 2000                                                                    338,000                  336,000
  Treasury stock, (at cost) 400,000 shares at March 31, 2001, and
     September 30, 2000                                                                 (1,856,000)              (1,856,000)
  Additional paid-in capital                                                             9,098,000                8,071,000
  Accumulated Other Comprehensive Income                                                (3,211,000)                 730,000
  Retained Earnings                                                                     18,160,000               20,270,000
                                                                                       -----------             ------------
  Total Stockholders' Equity                                                            22,529,000               27,551,000
  Total Liabilities and Stockholders' Equity                                           $96,983,000             $116,129,000
                                                                                       ===========             ============



See Notes to Consolidated Financial Statements

                       VSI HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                                                                                                Three Months Ended
                                                                                         March 31                 March 31
                                                                                           2001                     2000
                                                                                       (Unaudited)              (Unaudited)
                                                                                       -----------              -----------
  REVENUE                                                                             $ 32,884,000               $44,689,000

  EXPENSES

  Cost of revenue                                                                       13,727,000                21,906,000
  Operating expenses                                                                    24,418,000                18,886,000
                                                                                      ------------               -----------
  Total Expenses                                                                        38,145,000                40,792,000
                                                                                      ------------               -----------
  OPERATING INCOME (LOSS)                                                               (5,261,000)                3,897,000
  OTHER EXPENSES
  Interest income and other income and expense                                             324,000                  (566,000)
  Interest expense                                                                        (806,000)               (1,134,000)
                                                                                      ------------               -----------
  Total Other Expenses                                                                    (482,000)               (1,700,000)
  INCOME (LOSS) - Before income taxes                                                   (5,743,000)                2,197,000
  PROVISION FOR (BENEFIT FROM) INCOME TAXES                                             (2,195,000)                  746,000
                                                                                      ------------               -----------
  NET INCOME (LOSS)                                                                   $ (3,548,000)              $ 1,451,000
                                                                                      ============               ===========
  OTHER COMPREHENSIVE INCOME

  Foreign Currency Translation Adjustment                                                 (105,000)                  (34,000)

  Unrealized loss on Securities, net of tax expense (benefit) of $346,000 and
     $(120,000), for the three months ended March 31, 2001 and 2000,
     respectively                                                                       (1,092,000)                 (234,000)
                                                                                      ------------               -----------
  TOTAL OTHER COMPREHENSIVE LOSS                                                      $ (1,197,000)              $  (268,000)
                                                                                      ------------               -----------
  COMPREHENSIVE INCOME (LOSS)                                                         $ (4,745,000)              $ 1,183,000
                                                                                      ============               ===========


See Notes to Consolidated Financial Statements

                       VSI HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME - CONTINUED


                                                                                                  Three Months Ended
                                                                                           March 31                 March 31
                                                                                             2001                     2000
                                                                                         (Unaudited)              (Unaudited)
                                                                                         -----------              -----------
 EARNINGS (LOSS) PER SHARE:
 Basic:                                                                                  $    (0.11)               $     0.04

  Fully Diluted:                                                                         $    (0.11)               $     0.04

  Weighted Average Shares Basic                                                          33,393,000                33,261,000
  Dilutive                                                                               33,393,000                33,430,000

                                                                                                 Six Months Ended
                                                                                         March 31                 March 31
                                                                                           2001                     2000
                                                                                        (Unaudited)              (Unaudited)
                                                                                       -------------            -------------
  REVENUE                                                                               $76,957,000              $ 82,789,000
  EXPENSES
  Cost of revenue                                                                        32,128,000                35,142,000
  Operating expenses                                                                     46,562,000                41,620,000
                                                                                      -------------              ------------
  Total Expenses                                                                         78,690,000                76,762,000
                                                                                      -------------              ------------
  OPERATING INCOME (LOSS)                                                                (1,733,000)                6,027,000
  OTHER EXPENSES
  Interest income and other income and expense                                               (3,000)                 (607,000)
  Interest expense                                                                       (1,770,000)               (1,925,000)
                                                                                      -------------              ------------
  Total Other Expenses                                                                   (1,773,000)               (2,532,000)
  INCOME (LOSS) - Before income taxes                                                    (3,506,000)                3,495,000
  PROVISION (BENEFIT FROM) FOR INCOME TAXES                                              (1,396,000)                1,188,000
                                                                                      -------------              ------------
  NET INCOME (LOSS)                                                                   $  (2,110,000)             $  2,307,000
                                                                                      =============              ============
  OTHER COMPREHENSIVE INCOME
  Foreign Currency Translation Adjustment                                                  (106,000)                 (100,000)
  Unrealized gain (loss) on Securities, Net of tax expense (benefit) of
     $(1,067,000) and $406,000 for the six months ended March 31, 2001 and
     2000, respectively                                                                  (3,835,000)                  787,000
                                                                                      -------------              ------------
  TOTAL OTHER COMPREHENSIVE INCOME (LOSS)                                             $  (3,941,000)             $    687,000
                                                                                      -------------              ------------
  COMPREHENSIVE INCOME (LOSS)                                                         $  (6,051,000)             $  2,994,000
                                                                                      =============              ============
                                                                                                Six Months Ended
                                                                                        March 31                 March 31
                                                                                          2001                     2000
                                                                                       (Unaudited)              (Unaudited)
                                                                                       -----------              -----------

 EARNINGS (LOSS) PER SHARE:
 Basic:                                                                               $      (0.06)              $      0.04

  Fully Diluted:                                                                      $      (0.06)              $      0.04

  Weighted Average Shares Basic                                                         33,234,000                33,261,000
 Dilutive                                                                               33,234,000                33,430,000


See Notes to Consolidated Financial Statements

                       VSI HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                Six Months Ended
                                                                                        March 31                  March 31
                                                                                          2001                      2000
                                                                                       (Unaudited)              (Unaudited)
                                                                                       -----------              -----------

 Cash Flows from Operating Activities
 Net Income (Loss)                                                                    $  (2,110,000)             $ 2,307,000
  Adjustments to reconcile net income to Net cash  from operating activities:
  Depreciation and amortization                                                           2,651,000                2,248,000
  Equity in losses of unconsolidated investee                                               507,000                  633,000
  Deferred income taxes                                                                      81,000                  207,000
 (Increase) decrease in assets:
  Trade accounts receivable                                                              20,526,000                 (275,000)
 Inventory                                                                                   57,000                  (30,000)
  Other Current Assets                                                                   (3,672,000)                 902,000
  Accumulated costs of uncompleted programs                                              (2,537,000)              (4,849,000)
  Increase (decrease) in  liabilities:
 Trade accounts payable                                                                 (13,499,000)              (6,619,000)
  Accrued liabilities                                                                    (1,202,000)                 427,000
  Advances from customers for uncompleted projects                                          178,000                 (309,000)
                                                                                      -------------              -----------
  Net cash provided by (used in)
   operating activities                                                                     980,000               (5,358,000)
  Cash Flows from Investing Activities
  Changes notes receivable                                                                 (223,000)                  18,000
  Changes notes receivable Related Party                                                   (298,000)                (987,000)
  Changes property and equipment                                                         (1,445,000)                (833,000)
 Investment in unconsolidated investments                                                  (556,000)                (115,000)
                                                                                      -------------              -----------
  Net cash used in investing  activities                                                 (2,522,000)              (1,917,000)
  Cash Flows from Financing Activities
  Changes Long Term Debt                                                                   (283,000)                (265,000)
  Change to related party debt                                                           (1,513,000)                  84,000
  Net borrowings Notes Payable                                                            4,536,000                8,732,000
  Proceeds from exercise of stock options                                                    88,000                   65,000
  Proceeds from issuance of stock                                                                 -                    1,000
                                                                                      -------------              -----------
  Net cash provided by  financing activities                                              2,828,000                8,617,000
 Effect of Exchange Rate Changes on Cash                                                  (106,000)                 (100,000)
 Net Increase in Cash                                                                     1,180,000                1,242,000
  Cash - Beginning of Period                                                                905,000                  552,000
                                                                                      -------------              -----------
  Cash - End of Period                                                                $   2,085,000              $ 1,794,000
                                                                                      =============              ===========


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. The following discussion contains certain forward-looking statements relating to our anticipated future financial conditions and operating results and our current business plans. In the future, our financial condition and operating results could differ materially from those discussed herein and our current business plans could be altered in response to market conditions and other factors beyond our control. Important factors that could cause or contribute to such difference or changes include those discussed elsewhere in this report and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. (See the disclosures under "Cautionary Statement for the Purpose of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.")

BUSINESS DESCRIPTION:


VSI Holdings, Inc. (the "Company", "we", "our", or "us") conducts its activities in the marketing services and entertainment/edutainment business sectors through five subsidiaries:

Visual Services, Inc., a broad-based provider of educational curriculums and product training; interactive technology-based distance learning systems; product launches; Web site development, internet, intranet, and extranet solutions; direct-response and site-based marketing; change process and cultural change consulting;

Vispac, Inc., integrated logistics and call center operations;

Performance Systems Group; in-field consulting and change process sustainment services;

eCity Studios, Inc., a web site development company; and

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

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, consisting of Advanced Animations, Inc., Vispac, Inc., Visual Services, Inc., eCity Studios, Inc. and PSG International, Inc. Inter-company balances and transactions have been eliminated in consolidation.

FINANCIAL CONDITION

Our total assets decreased from $116,129,000 at September 30, 2000 to $96,983,000 at March 31, 2001. This decrease in total assets was due primarily to a 30% decrease in our trade accounts receivable. Those receivables decreased $21,926,000 from $72,432,000 at September 30, 2000 to $50,506,000 at March 31,
2001.

The decrease in the Company's trade accounts receivable reflected a $19,643,000, or 36%, decrease in billed trade accounts receivable and a $2,283,000 or 12% decrease in unbilled trade account receivables. The decrease in billed trade accounts receivable was primarily attributable to relatively high billings in September 2000 that were collected subsequently and lower sales in the second quarter. The decrease in unbilled trade accounts receivable was primarily the result of billing upon the completion of work and receipt of purchase orders on some projects. The amount of unbilled trade accounts receivable is expected to decrease during the remainder of the year as those accounts receivable are billed in accordance with the terms of the particular project to which they relate. Upon such billing, those trade accounts receivable will become billed trade accounts receivable.

The change in the Company's total assets also reflects a $2,537,000 increase in accumulated costs of uncompleted programs. This item, which represents project start-up costs and activities, increased as a result of a 20% increase in the number of projects in the start-up phase.

The Company's total current liabilities decreased $13,611,000, or 20%, from $69,149,000 at September 30, 2000 to $55,538,000 at March 31, 2001. This
decrease was primarily attributable to a $13,499,000 decrease in trade accounts payable.

The decline in trade accounts payable is associated with lower sales in the second quarter and reflects lower purchases of items for those sales. In addition, notes payable-related party decreased $2,474,000 as a result of the partial repayment of that indebtedness, and notes payable to bank increased approximately $4.5 million due to the timing of payments to suppliers.

Total stockholder's equity decreased approximately $5.0 million from $27,551,000 at September 30, 2000 to $22,529,000 at March 31, 2001. This decline was primarily attributable to a total comprehensive loss of $6,051,000 for the six months ended March 31, 2001. Approximately 63% of such loss was attributable to an unrealized loss on securities, net of tax benefit, of $3,835,000 for the six month period ended March 31, 2001. Such loss was partially offset by a $1,027,000 increase in additional paid in capital.


OPERATING RESULTS

Revenue Recognition Policies. The Company operates in two segments, a marketing services segment and a entertainment /edutainment segment. The marketing services segment provides marketing services and customers relationship management, organizational training and development services primarily to the automotive and pharmaceutical industries. The entertainment /edutainment segment provides entertaining and educational animatronic displays and other entertainment /edutainment products primarily to theme parks, casinos and museums.

The Company's marketing services segment reflects the activities of Visual Services, Inc., Vispac, Inc., PSG International, Inc., and eCity Studios, Inc. In accordance with generally accepted accounting principles, these entities recognize revenue over the lives of their projects as individually indentifiable phases of those projects are completed. (The phases of a project are indentified in advance of the commencement of work on the project and are based on either the nature of the work to be performed during a particular phase or the time periods within which work is to be performed.) Amounts recognized as revenue that, due to the arrangement with the customer, cannot be billed at the time they are recognized as revenue are accumulated in unbilled accounts receivable until such time as billing is contemplated by the arrangement with the customer. Following such billing, which typically occurs upon the customer's issuance of a confirming purchase order, such amounts become billed accounts receivable.

The Company's entertainment /edutainment segment reflects the activities of its animatronics subsidiary. In accordance with generally accepted accounting principles, Advanced Animations, Inc. recognizes revenue on display contracts of varying duration on the basis of the Company's estimates of the percentage of completion of individual contracts. A percentage of the contract price, determined by the ratio of incurred costs to total estimated costs, is included in revenue and the incurred costs charged against this revenue. Revisions in cost and profit estimates during the course of a contract are reflected in the accounting period in which the facts that require the revision become known. Billings are made in accordance with contract terms. At the time a loss on a contract becomes known, the entire amount of the estimated loss is accrued.

The Company operates in very competitive markets and its sales are derived primarily from the automotive industry. In addition, the business areas in which the Company and its customers operate are subject to general economic cycles and industry specific business cycles. Accordingly, any downturn in the economy in general or in the business areas in which the Company and its customers operate could have a negative impact on the Company's results of operations and financial condition. Such negative impact may be magnified, especially in a given quarter, if negative changes in the economy and in the business cycles of the Company's different operations occur contemporaneously or suddenly and the Company is not able to implement a timely response of sufficient magnitude.

Three Months Ended March 31, 2001 compared to Three Months Ended March 31, 2000

Revenues. Revenues were $32,884,000 for the three months ended March 31, 2001, compared to $44,689,000 for the same period last year. The 26.4% decline in revenues compared to the same period in the prior fiscal year was primarily attributable to a softening economy and lower marketing expenditures by the automotive industry that are associated with lower domestic vehicle sales. The reduction in marketing expenditures by the automotive industry has resulted in curtailments and deferrals of existing Company projects and delays in new Company projects. Although the Company believes that existing projects will be restored, and that delays in new projects will be reduced or eliminated, as general economic conditions improve and domestic vehicle sales increase, there can be no assurances that such results will be achieved. In connection with the foregoing, and as part of an effort to enhance the Company's financial performance, the Company has accelerated its cost reduction efforts.

Operating Expense. Our operating expenses have increased to $24,418,000 for the three months ended March 31, 2001 from $18,886,000 in the three months ended March 31, 2000. This increase of 29% is mainly attributable to the following factors: (1) professional expenses and other costs incurred as a result of the proposed merger with SPX; (2) wage escalations for computer-industry and other professionals; and (3) increased dependence on contract labor, resulting in higher labor costs. A significant reduction in the usage of contract labor is in process, and is expected to intensify in the third quarter.

Net Loss. Primarily as a result of the foregoing, the Company had a net loss of $3,548,000 during the three months ended March 31, 2001 as compared to net income of $1,451,000 for the same period in the prior fiscal year. The Company also had an other comprehensive loss of $1,197,000 during the three months ended March 31, 2001 as compared to an other comprehensive loss of $268,000 for the same period in the prior fiscal year. As a result, the Company had a comprehensive loss of $4,745,000 for the three months ended March 31, 2001 as compared to comprehensive income of $1,183,000 for the same period in the prior fiscal year.

Six Months Ended March 31, 2001 compared to Six Months Ended March 31, 2000

Revenues. Revenues were $76,957,000 for the six months ended March 31, 2001, compared to $82,789,000 for the same period in the prior fiscal year. As indicated above, the decline reflects a softening economy and lower marketing expenditures by the automotive industry, especially during the last fiscal quarter.

Operating Expense. Operating expenses increased to $46,562,000 for the six months ended March 31, 2001 from $41,620,000 in the six months ended March 31, 2000. This increase of 12% was primarily attributable to: (1) professional expenses and other costs incurred as a result of the proposed merger with SPX;
(2) wage escalations for computer-industry and other professionals; and (3) increased dependence on contract labor, resulting in higher labor costs. A significant reduction in the usage of contract labor is in process, and is expected to intensify in the third quarter.

Net Loss. Primarily as a result of the foregoing, the Company had a net loss of $2,110,000 during the six months ended March 31, 2001 as compared to net income of $2,307,000 for the same period in the prior fiscal year. The Company also had an other comprehensive loss of $3,941,000 during the six months ended March 31, 2001 as compared to other comprehensive income of $687,000 for the same period in the prior fiscal year. Of such other comprehensive loss, $3,835,000 was attributable to an unrealized loss on securities, net of tax benefit. As a result, the Company had a comprehensive loss of $6,051,000 for the six months ended March 31, 2001 as compared to comprehensive income of $2,994,000 for the same period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

We have various bank lines of credit totaling $42,000,000, which mature in June, 2001 and March, 2002. At March 31, 2001, we had borrowed an aggregate of $37,665,000 (including outstanding checks, less cash balances) against these lines. Interest on these lines is primarily based on LIBOR (London Inter-Bank Offered Rate) plus 1.5%. Our borrowing rate at March 31, 2001 was 6.64%.

We have had a long-term relationship with our current bank. Through the years, it has provided financing and lines of credit for us. There can, however, be no assurance that the lines of credit will be renewed when they mature. If we are unable to renew the lines of credit, other sources of financing would be sought, primarily lines of credit from another banking institution.

Since we are a net borrower of funds, minimal cash balances are kept on hand. At any point in time, we may have more money in checks outstanding than the cash balance. When checks are presented for payment, the bank notifies us. We often borrow on our lines of credit to cover the checks.

We believe that cash flows from operations, along with borrowings, will be sufficient to finance our activities in 2001. On a long-term basis, increased financing may be necessary to fund any large project awarded to us, or any acquisitions we may make. We have no current plans to conduct an offering of our shares to the public in fiscal year 2001.

We have sold a new project involving the sale and financing of vehicle service contracts to consumers. As sales of such contracts increase, we anticipate that it will be necessary to either securitize those contracts or arrange additional financing. There can be no assurance that it will be possible to effect such securitization or to obtain financing either at all or on terms acceptable to us.

Stock and Stock Options Granted

This year, we granted 20,000 shares of restricted stock to certain key employees. The shares vest one, two, and three years from the date of grant in three equal parts. We do not expect the exercise of stock options, or purchase of shares, by employees to be a material source of capital in fiscal year 2001. During the first quarter, 160,000 shares vested and were issued, the rights to which had been granted in prior years. This issuance, along with the exercise of previously issued stock options and certain employee stock purchases, caused an increase in additional paid in capital for approximately $1,027,000.

INVESTMENTS

As of March 31, 2001, we had invested $4.5 million in Oz Entertainment Company ("OEC") and in a limited partnership (as a limited partner) which will develop a theme park, located in Kansas, based on the story "The Wizard of Oz". We have recognized losses totaling $1,188,000 prior to this fiscal year, and an additional $300,000 in the first six months of this year. We expect to see continued losses until the opening of the park, currently scheduled for 2004. The park is planned to be constructed on 9,000 acres of land currently owned by the federal government. It is necessary to receive title to the land before construction can begin. In order to receive title to the land, approval must be received from two governmental authorities. It is anticipated that the first authority will vote to approve the project in autumn, 2001. The success of the park as an investment is dependent upon, among other things, receipt of title to the land, certain infrastructure improvements being completed by or paid for by governmental agencies, financing arranged through governmental agencies, and additional public or private financing. If the park does not open, the entire investment, currently valued at $3,012,000, is at risk. Although projections provided and prepared by the management of OEC forecasts that the park will be profitable upon opening, there can be no assurance that the park will be opened or that such result will be achieved.

Prior to the current fiscal year, we invested $3.5 million in convertible preferred stock in a private placement offering of eCollege.com (NASDAQ - ECLG), a company engaged in developing Internet-based education for colleges and universities. Through relationships with its educational partners, it develops, manages and markets on-line courses and degree programs. Upon completion of their initial public offering of common stock in December, 1999, our investment was converted to 468,808 shares of common stock. In addition, we invested $49,500 to acquire 4,500 shares of their stock during their initial public offering. At April 25, 2001, our investment had a market value of $1,126,000.

Prior to the current fiscal year, we exercised options to purchase 431,525 shares of Navidec, Inc. (NASDAQ - NVDC) for $2,450,000. Navidec is a developer of web sites and web based complete automotive purchase transaction and information services for prospective customers. Their primary product, referred to as Drive off.com, was sold during 2000 to CarPoint, which is majority-owned by Microsoft. At April 25, 2001, these shares had a market value of $729,000.

The unrealized losses on the Company's investments in eCollege.com and Navidec are the primary cause of the Company's unrealized loss on securities recorded during the three months and six months ended March 31, 2001. Those losses were also the primary factors for the increase in deferred tax asset for the same periods.

While we have no current plans for further investments, management expects to make future investment in promising companies in their early development which are in a related line of business.

On March 24, 2001 SPX Corporation and the Company entered into a merger agreement providing for the merger of the Company with and into SPX Corporation. A registration statement on Form S-4, as amended (Registration No. 333-59050), was filed by SPX Corporation with the Securities and Exchange Commission regarding the proposed merger of the Company into SPX Corporation. On May 8, 2001 SPX Corporation and the Company announced that SPX Corporation has given the Company notice of circumstances that SPX Corporation claims would entitle it to terminate the merger agreement between the two companies if such circumstances are not reasonably cured or possible to cure. The Company is investigating the circumstances described in SPX Corporation's notice and whether such circumstances would entitle SPX Corporation to terminate the merger agreement.

"CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995"

Certain statements in Management Discussion and Analysis of Financial Condition and Results of Operations and certain other sections of this Annual Report are forward-looking. These may be identified by the use of forward-looking words or phrases such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential," among others. These forward-looking statements are based on our reasonable current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results or experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and our results include but are not limited to: (1) the complexity and uncertainty regarding the development and customer acceptance of new products and services; (2) the loss of market share through competition; (3) the introduction of competing products or service technologies by other companies; (4) pricing pressures from competitors and/or customers; (5) our inability to protect proprietary information and technology;
(6) usage of advance funded services; (7) the loss of key employees and/or customers; (8) our customers continued reliance on out sourcing; (9) changes in our capital structure and cost of capital, and ability to borrow sufficient funds at reasonable rates (10) inability of the developers of the "Wonderful World of Oz" theme park to obtain final transfer of the property, to complete the timely construction of the park, and to operate it profitably once the park opens; (11) uncertainties relating to business and economic conditions;
(12) management's ability to maintain proper contract and employee staffing levels; (13) future investments of the Company; (14) our ability to convert unbilled trade accounts receivables into billed trade accounts receivables;
(15) cutbacks in client budgets, project deferrals and cancellations; (16) our ability to profitability manage growth; and (17) completion of our planned merger with SPX Corporation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Interest Rate Risk. Our earnings are affected by changes in short-term interest rates as a result of our revolving credit agreements, which bear interest at a floating rate. We do not use derivative or other financial instruments to mitigate the interest rate risk or for trading purposes. Risk can be estimated by measuring the impact of a near-term adverse movement of 100 basis points in short-term market interest rates. If short-term market interest rates average 100 basis points more in the next 12 months, the adverse impact on our results of operations would be approximately $249,000 net of income tax benefit. We do not anticipate any material near-term future earnings or cash flow expenses from changes in interest rates related to our long-term debt obligations as all of our long-term debt obligations have fixed rates.

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

Investment Risk for Privately Held Companies. We invest in equity instruments of privately-held companies in the internet information technology and entertainment areas for business and strategic purposes. See e.g., the disclosures above regarding our theme park investments. These investments are included in long-term assets, and are accounted for under the cost method or the equity method. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on these investments when events and circumstances indicate that such assets are permanently impaired. To date, no such impairment has been recorded.

Investment Risk for Publicly Traded Companies. We are also exposed to equity price risk on our investments in publicly traded companies. Our available-for-sale securities include our equity positions in Navidec, Inc., and eCollege.com, both of which have experienced significant volatility in their stock prices since going public. We do not attempt to reduce or eliminate our market exposure on these securities. A 20% adverse change in equity price would result in an approximate $446,000 decrease in fair value in our available-for-sale securities, based upon April 25, 2001 closing market prices for Navidec and eCollege.com.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

None

b. Reports on Form 8-K

The Company filed a Current Report on Form 8-K dated March 30, 2001 disclosing the execution of a definitive merger agreement with SPX Corporation pursuant to which the Company was to be merged with and into SPX. A registration statement on Form S-4, as amended (Registration No. 333-59050), was filed by SPX Corporation with the Securities and Exchange Commission regarding the proposed merger of VSI Holdings into SPX Corporation.

On May 10, 2001 the Company filed a current report on Form 8-K disclosing that SPX Corporation has given VSI Holdings notice of circumstances that SPX Corporation claims would entitle it to terminate the merger agreement between the two companies if such circumstances are not reasonably cured or possible to cure.

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VSI Holdings, Inc.
                                        ------------------
                                        Registrant
 May 14, 2001
                                        /S/Steve Toth, Jr.
                                        ------------------
                                        Steve Toth, Jr., Director,
                                        President and Chief Executive
                                        Officer
 May 14, 2001
                                        /S/Thomas W. Marquis
                                        --------------------
                                        Thomas W. Marquis, Director,
                                        Treasurer, Chief Accounting
                                        and Financial Officer