Form 10-Q
period 2001-06-30
VSI HOLDINGS INC
filed 2001-08-14
CIK 354611

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


         X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       -----    THE SECURITIES EXCHANGE ACT OF 1934 For the
                Quarterly Period Ended June 30, 2001

                TRANSITION REPORT PURSUANT TO SECTION 13 OR
       -----    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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


     For information regarding this filing, contact: Peggy Toth, VP Investor
                      Relations / Corporate Communications


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes   X   No
                          -----   ------

There were 33,415,780 shares of Common Stock, par value $.01 per share, outstanding at August 2, 2001.

                          PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       VSI HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                                       June 30               September 30
                                                                                        2001                     2000
                                                                                     (Unaudited)               (Audited)
                                                                                     -----------               ---------

                                  ASSETS
 CURRENT ASSETS
  Cash                                                                                $   2,635,000             $    905,000
 Accounts Receivable
     Trade accounts receivable:
         Billed                                                                          22,919,000               48,117,000
         Unbilled                                                                        15,707,000               18,525,000
    Service contracts accounts receivable                                                21,786,000                5,790,000
  Notes receivable and advances                                                             356,000                  201,000
 Notes receivable - related party                                                            83,000
  Inventory                                                                                 353,000                  438,000
  Accumulated costs of uncompleted  programs                                              7,374,000                3,744,000
  Deferred tax asset                                                                        401,000                  899,000
 Refundable Federal Income Tax                                                            3,738,000                        -
  Other current assets                                                                      933,000                  761,000
                                                                                      -------------             ------------
 Total Current Assets                                                                    76,285,000               79,380,000
 Long-Term Portion Of Notes  Receivable  -  Related Parties                                 244,000                  921,000
 Property, Plant And Equipment (Net)                                                     20,331,000               22,394,000
 Deferred Tax Asset                                                                       3,046,000                  830,000
 Investment In Available-for-Sale Securities                                              1,931,000                7,131,000
 Investments                                                                              4,254,000                4,190,000
 Goodwill-Net                                                                               962,000                1,283,000
                                                                                      -------------             ------------
  Total Assets                                                                        $ 107,053,000             $116,129,000
                                                                                      =============             ============


                       VSI HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                                          June 30                September 30
                                                                                           2001                     2000
                                                                                        (Unaudited)               (Audited)
                                                                                        -----------               ---------


                   LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
  Current portion of long-term debt                                                    $    248,000             $    552,000
  Notes payable - Related party                                                           2,255,000                3,420,000
  Trade accounts payable                                                                 12,889,000               22,944,000
  Service contracts accounts payable                                                      6,611,000                  535,000
  Notes payable to bank                                                                  42,648,000               35,214,000
  Accrued liabilities                                                                     2,065,000                3,970,000
  Federal income tax payable                                                                      -                2,139,000
  Advances from customers for
  uncompleted projects                                                                      649,000                  375,000
                                                                                      -------------             ------------
  Total Current Liabilities                                                              67,365,000               69,149,000
  LONG-TERM LIABILITIES
  Notes payable - Related parties                                                        11,945,000               12,337,000
  Long-term debt - Other                                                                  6,968,000                7,092,000
                                                                                      -------------             ------------
  Total Long-Term Liabilities                                                            18,913,000               19,429,000
                           STOCKHOLDERS' EQUITY
  Preferred stock - $1.00 par value per share,  2,000,000 shares
  authorized, no shares issued                                                                    -                        -
  Common stock - $.01 par value per  share,  60,000,000 shares authorized, 33,816,000 shares  issued at June 30, 2001 and 33,580,000 at
  September 30, 2000                                                                        338,000                  336,000
  Treasury stock, (at cost) 400,000 shares at June 30, 2001, and
  September 30, 2000                                                                     (1,856,000)              (1,856,000)
  Additional paid-in capital                                                              9,098,000                8,071,000
  Accumulated Other Comprehensive Income                                                 (1,469,000)                 730,000
  Retained Earnings                                                                      14,664,000               20,270,000
                                                                                      -------------             ------------
  Total Stockholders' Equity                                                             20,775,000               27,551,000
  Total Liabilities and Stockholders' Equity                                          $ 107,053,000             $116,129,000
                                                                                      =============             ============



See Notes to Consolidated Financial Statements

                       VSI HOLDINGS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME


                                                                                                Three Months Ended
                                                                                                ------------------
                                                                                         June 30                  June 30
                                                                                          2001                     2000
                                                                                       (Unaudited)              (Unaudited)
                                                                                       -----------              -----------

REVENUE                                                                               $  33,445,000            $  45,636,000
EXPENSES
Cost of revenue                                                                          13,105,000               20,894,000
Operating expenses                                                                       22,404,000               19,720,000
                                                                                      -------------            -------------
Total Expenses                                                                           35,509,000               40,614,000
OPERATING INCOME (LOSS)                                                                  (2,064,000)               5,022,000
OTHER EXPENSES
Impairment From Investment in Available-for-Sale Securities                              (2,006,000)                       -
Interest Income and Other Income and Expenses                                               (86,000)                (120,000)
Interest expense                                                                           (677,000)                (640,000)
                                                                                      -------------            -------------
Total Other Expenses                                                                     (2,769,000)                (760,000)
INCOME (LOSS) - Before income taxes                                                      (4,833,000)               4,262,000
PROVISION FOR (BENEFIT FROM) INCOME TAXES                                                (1,336,000)               2,067,000
                                                                                      -------------            -------------
NET INCOME (LOSS)                                                                     $  (3,497,000)           $   2,195,000
                                                                                      =============            =============
OTHER COMPREHENSIVE INCOME
Foreign Currency Translation Adjustment                                                      31,000                  (15,000)
Unrealized gain/(loss) on Securities, Net of tax expense (benefit) of
$(19,000) and $(1,394,000), for the three months ended June 30, 2001 and
2000, respectively                                                                        1,727,000               (2,706,000)
                                                                                      -------------            -------------
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS)                                               $   1,758,000            $  (2,721,000)
COMPREHENSIVE LOSS                                                                    $  (1,739,000)           $    (526,000)





                                                                                                Three Months Ended
                                                                                                ------------------
                                                                                          June 30                  June 30
                                                                                            2001                     2000
                                                                                        (Unaudited)              (Unaudited)
                                                                                        -----------              -----------
EARNINGS (LOSS) PER SHARE:
Basic:                                                                                     $  (0.10)                  $ 0.07

Fully Diluted:                                                                             $  (0.10)                  $ 0.07

Weighted Average Shares Basic                                                            33,416,000               33,198,000
Dilutive                                                                                 33,416,000               33,397,000

See Notes to Consolidated Financial Statements

                       VSI HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF INCOME - CONTINUED


                                                                                                Nine Months Ended
                                                                                                -----------------
                                                                                       June 30                      June 30
                                                                                        2001                         2000
                                                                                     (Unaudited)                  (Unaudited)
                                                                                     -----------                  -----------

REVENUE                                                                               $ 110,403,000             $128,425,000
EXPENSES
Cost of revenue                                                                          45,233,000               56,036,000
Operating expenses                                                                       68,966,000               61,340,000
                                                                                      -------------             ------------
Total Expenses                                                                          114,199,000              117,376,000
OPERATING INCOME (LOSS)                                                                  (3,796,000)              11,049,000
OTHER EXPENSES
Impairment From Investment in Available-for-Sale Securities                              (2,006,000)
Interest income and other income and expense                                                (89,000)                (727,000)
Interest expense                                                                         (2,447,000)              (2,565,000)
                                                                                      -------------             ------------
Total Other Expenses                                                                     (4,542,000)              (3,292,000)
INCOME (LOSS) - Before income taxes                                                      (8,338,000)               7,757,000
PROVISION FOR (BENEFIT FROM) INCOME TAXES                                                (2,732,000)               3,255,000
                                                                                      -------------             ------------
NET INCOME (LOSS)                                                                     $  (5,606,000)            $  4,502,000
                                                                                      =============             ============

OTHER COMPREHENSIVE INCOME

Foreign Currency Translation Adjustment                                                     (91,000)                (115,000)
Unrealized loss on Securities, Net of tax benefit of $1,086,000 and
$406,000 for the nine months ended June 30, 2001 and 2000, respectively                  (2,108,000)              (1,919,000)
                                                                                      -------------             ------------

TOTAL OTHER COMPREHENSIVE LOSS                                                        $  (2,199,000)            $ (2,034,000)
COMPREHENSIVE INCOME (LOSS)                                                           $  (7,805,000)            $  2,468,000



                                                                                                Nine Months Ended
                                                                                                -----------------
                                                                                       June 30                      June 30
                                                                                        2001                         2000
                                                                                     (Unaudited)                  (Unaudited)
                                                                                     -----------                  -----------
EARNINGS (LOSS) PER SHARE:
Basic:                                                                                     $  (0.17)                  $ 0.14

Fully Diluted:                                                                             $  (0.17)                  $ 0.14

Weighted Average Shares Basic                                                            33,280,000               33,032,000
Dilutive                                                                                 33,280,000               33,248,000




See Notes to Consolidated Financial Statements

                       VSI HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                Nine Months Ended
                                                                                                -----------------
                                                                                       June 30                      June 30
                                                                                        2001                         2000
                                                                                     (Unaudited)                  (Unaudited)
                                                                                     -----------                  -----------
Cash Flows from Operating Activities
Net Income (Loss)                                                                   $    (5,606,000)          $    4,502,000
Adjustments to reconcile net income (loss) to net cash Used in operating activities:
Depreciation and amortization                                                             4,060,000                3,094,000
Unrealized loss from impairment in available-for-sale securities                          2,006,000                        -
Equity in losses of unconsolidated investee                                                 697,000                  678,000
Deferred income taxes                                                                      (632,000)                (684,000)
(Increase) decrease in assets:
Trade accounts receivable                                                                26,616,000              (11,204,000)
Service contract accounts receivable                                                    (15,996,000)                (304,000)
Inventory                                                                                    85,000                  (57,000)
Refundable federal income tax                                                            (3,738,000)
Other current assets                                                                       (172,000)               1,008,000
Accumulated costs of uncompleted programs                                                (3,630,000)              (1,250,000)
Increase (decrease) in  liabilities:
Trade accounts payable                                                                  (10,055,000)                 437,000
Service contract accounts payable                                                         6,076,000                    1,000
Accrued liabilities                                                                      (3,102,000)               3,841,000
Advances from customers for uncompleted projects                                            274,000               (2,167,000)
                                                                                    ---------------           --------------
Net cash used in operating activities                                                    (3,117,000)              (2,105,000)
Cash Flows from Investing Activities
Changes in notes receivable                                                                (155,000)                 (21,000)
Changes in notes receivable related party                                                   594,000                 (144,000)
Changes in property and equipment                                                        (1,676,000)              (4,861,000)
Investment in unconsolidated investments                                                   (762,000)                (286,000)
                                                                                    ---------------           --------------
Net cash used in investing activities                                                    (1,999,000)              (5,312,000)
Cash Flows from Financing Activities
Changes in long term debt                                                                  (428,000)                (360,000)
Change to related party debt                                                               (157,000)                 128,000
Net borrowings Notes payable                                                              7,434,000               10,935,000
Proceeds from exercise of stock options                                                      88,000                   65,000
Payments for stock redemption                                                                     -                 (321,000)
Proceeds from issuance of stock                                                                   -                   11,000
                                                                                    ---------------           --------------
Net cash provided by financing activities                                                 6,937,000               10,458,000
Effect of exchange rate changes on cash                                                     (91,000)                (115,000)
Net Increase in Cash                                                                      1,730,000                2,926,000
Cash - Beginning of Period                                                                  905,000                  552,000
                                                                                    ---------------           --------------
Cash - End of Period                                                                $     2,635,000           $    3,478,000
                                                                                    ===============          ===============


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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. The following discussion contains certain forward-looking statements relating to our anticipated future financial conditions and operating results and our current business plans. In the future, our financial condition and operating results could differ materially from those discussed herein and our current business plans could be altered in response to market conditions and other factors beyond our control. Important factors that could cause or contribute to such difference or changes include those discussed elsewhere in this report and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. (See the disclosures under "Cautionary Statement for the Purpose of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995".)

BUSINESS DESCRIPTION:


VSI Holdings, Inc. (the "Company", "we", "our", or "us") presently consists of subsidiaries operating in the marketing services and entertainment/edutainment business sectors under the following trade names:

Visual Services, Inc., a broad-based provider of educational curriculums and product training; interactive technology-based distance learning systems; product launches; Web site development, internet, intranet, and extranet solutions; direct-response and site-based marketing; change process and cultural change consulting;

Vispac, Inc., an integrated logistics and call center operation;

Performance Systems Group; a provider of in-field consulting and change process sustainment services;

eCity Studios, Inc., a web site development company; and

Advanced Animations, Inc., a manufacturer of product simulators, animatronic figures and displays for theme parks, casinos, museums, and retail.

We are attempting to position ourselves to take advantage of opportunities created by changes in technology. One of our practices has been to use a variety of technologies, without relying on any one technology. This allows us to use the most appropriate technology to meet our clients' client needs.

We serve our global customers from our Bloomfield Hills, Michigan headquarters and other offices in Michigan, California, Vermont, and Canada. We have approximately 950 employees.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Inter-company balances and transactions have been eliminated in consolidation.

FINANCIAL CONDITION


Our total assets decreased from $116,129,000 at September 30, 2000 to $107,053,000 at June 30, 2001. This decrease in total assets was due primarily to a 17% decrease in our accounts receivable. Those receivables decreased $12,020,000 from $72,432,000 at September 30, 2000 to $60,412,000 at June 30,
2001.

The decrease in the Company's accounts receivable reflected a $25,198,000, or 52%, decrease in billed trade accounts receivable, a $2,818,000, or 15%, decrease in unbilled trade account receivables, and a $15,996,000, or 276%, increase in service contracts accounts receivable. The decrease in billed trade account receivables was primarily attributable to cyclically high billings in September 2000 that were collected in the subsequent quarter. The decrease in trade accounts receivable is attributable to lower revenue associated with the softening economy and lower marketing expenditures by the automotive industry.

Unbilled trade accounts receivable continued to decline, reflecting more expeditious billing. It is expected that the amount of unbilled trade account receivables will decrease during the remainder of the year as several large jobs are completed and subsequently billed.

Service contract accounts receivable reflects installment payments owed by consumers on automotive extended service contracts purchased by the Company from an automotive manufacturer and its dealers. Payments on these contracts are collected over a period of time, not exceeding 18 months. The Company presently intends to securitize this asset. See the Liquidity and Capital Resources section for details.

The change in the Company's total assets also reflects a $3,630,000 increase in accumulated costs of uncompleted programs. This item, which represents project start-up costs and activities, increased as a result of an increase in the number of projects in the start-up phase. This is up by approximately $1.2 million from the same point in the prior fiscal year, and it reflects our efforts to expand our sales in the area of web-based training. Historically, this is the time of year when this is highest, as we are working with our automotive clients on new vehicle model year introduction activities.

The Company's investment in available-for-sale securities decreased approximately $5.2 million. See the Investment section for more details.

Refundable Federal Income Tax reflects overpayments and anticipated benefit from current year losses.

The Company's total current liabilities decreased $1,784,000, or 3%, from $69,149,000 at September 30, 2000 to $67,365,000 at June 30, 2001. This decrease was attributable to a $10,055,000 decrease in accounts payable, a $6,076,000 increase in service contracts payable, a $7,434,000 increase in notes payable to bank, a decrease of $2,139,000 in federal income tax payable, and a decrease of $1,905,000 in accrued liabilities.

The decline in trade accounts payable is associated with lower sales in the third quarter. Service contracts accounts payable reflects the current month's liability for purchases of Service contracts accounts receivable from automotive manufacturers and their dealers. In addition, current notes payable-related party and long-term notes payable-related party decreased $1,165,000 and $392,000, respectively, as a result of the partial repayment of that indebtedness. The decrease in accrued liabilities reflects the payment in December 2000 of bonuses and stock compensation that were accrued in the fiscal year ended September 30, 2000. The decrease in federal income taxes payable reflects the payment of previously anticipated federal income tax liabilities and the lack of taxable income in the current fiscal year. Notes payable to bank increased approximately $7.4 million due to the purchasing and financing of Service contract accounts receivable and the timing of payments to suppliers.

Total stockholder's equity decreased approximately $6.8 million from $27,551,000 at September 30, 2000 to $20,775,000 at June 30, 2001. This decline was primarily attributable to a total comprehensive loss of $7,805,000 for the nine months ended June 30, 2001. Approximately $2 million of such loss was attributable to the impairment of an investment. See the Investment section for details. Such loss was partially offset by a $1,027,000 increase in additional paid-in capital attributable to certain stock grants and stock options exercised. See the Liquidity and Capital Resources section for details.

OPERATING RESULTS

Revenue Recognition Policies. The Company operates in two segments, a marketing services segment and a entertainment/edutainment segment. The marketing services segment provides marketing services and customers relationship management, organizational training and development services primarily to the automotive and pharmaceutical industries. The entertainment/edutainment segment provides entertaining and educational animatronic displays and other entertainment/edutainment products primarily to theme parks, casinos, museums, and retail.

In accordance with generally accepted accounting principles, the Company's marketing services segment recognizes revenue over the lives of projects as individually identified phases of those projects are completed. The phases of a project and the revenue associated with each phase are identified in advance in a project budget that has been developed with, and contractually agreed to by, the customer. Costs associated with the uncompleted phases of a project are recorded on the balance sheet as accumulated costs of uncompleted programs. If the applicable project budget sets forth a payment schedule for the project, then the customer is billed in accordance with that schedule. If the applicable project budget does not provide for progress payments, then the customer is billed following the customer's issuance of a "confirming purchase order" reflecting the project budget.

In some instances, a "confirming purchase order" from the customer may not be issued until late in the course of the project or after the project has been completed. The timing of the issuance of a confirming purchase order can depend on whether, and to what extent, the scope of a project and the work to be delivered in connection with the project have changed during the course of the project. Significant changes will often delay the issuance of the "confirming purchase order." Amounts recognized as revenue that cannot be billed at the time they are recognized as revenue are accumulated in unbilled accounts receivable.


Although most projects will proceed in accordance with the project budget, in some instances projects will be cancelled or reduced in scope after the project has commenced but before it is entirely completed. In such instances, the Company bills the customer for the work performed based on the parameters set forth in the project budget.

The Company's entertainment/edutainment segment reflects the activities of its animatronics subsidiary. In accordance with generally accepted accounting principles, the Company's entertainment/edutainment segment recognizes revenue on display contracts of varying duration on the basis of the Company's estimates of the percentage of completion of individual contracts. A percentage of the contract price, determined by the ratio of incurred costs to total estimated costs, is included in revenue and the incurred costs are charged against this revenue. Revisions in cost and profit estimates during the course of a contract are reflected in the accounting period in which the facts that require the revision become known. Billings are made in accordance with contract terms. At the time a loss on a contract becomes known, the entire amount of the estimated loss is accrued.

The Company operates in very competitive markets and its sales are derived primarily from the automotive industry. The business areas in which the Company and its customers operate are subject to general economic cycles and industry specific business cycles. Accordingly, any downturn in the economy in general or in the business areas in which the Company and its customers operate could have and has had a negative impact on the Company's results of operations and financial condition. Such negative impact may be magnified, especially in a given quarter, if negative changes in the economy and in the business cycles of the Company's different operations occur contemporaneously or suddenly and the Company is not able to implement a timely response of sufficient magnitude.

Three Months Ended June 30, 2001 compared to Three Months Ended June 30, 2000

Revenues. Revenues were $33,445,000 for the three months ended June 30, 2001, compared to $45,636,000 for the same period last year. The 26.7% decline in revenues compared to the same period in the prior fiscal year was primarily attributable to a softening economy and the cancellation and reduction of expenditures by our automotive clients for marketing support and other services, all of which resulted in curtailments and deferrals of existing Company projects and delays in new Company projects. Although the Company believes that existing projects will be restored as general economic conditions improve, there can be no assurances that such results will be achieved. In connection with the foregoing, and as part of an effort to enhance the Company's financial performance, the Company has accelerated its cost reduction efforts. These cost reduction efforts include employee and contract labor reductions, layoffs, and salary reductions for employees and are expected to result in savings of approximately $17.0 million (pre-tax) in the next fiscal year. Approximately 75 jobs have been eliminated. Salary reductions, effective June 1, 2001 to September 30, 2001, ranged from approximately 5% to 35% of salary, with highly compensated employees seeing the largest reductions. While many cost reduction efforts have been undertaken in the third quarter, the financial impact of those efforts is not expected to be realized until the fourth quarter. This situation is being monitored closely to facilitate the Company's goal of returning to profitability as quickly as possible.

Cost of Revenue. Cost of Revenue decreased from $20,894,000 in the prior year to $13,105,000. As a percentage of revenue, it declined from 46% to 39%. This is primarily attributable to the loss of lower margin business at our Vispac subsidiary.

Operating Expense. Our operating expenses have increased to $22,404,000 for the three months ended June 30, 2001 from $19,720,000 in the three months ended June 30, 2000. This increase of 14% is mainly attributable to the following factors:
(1) professional expenses and other costs incurred as a result of the proposed merger with SPX; (2) increased depreciation expense as a result of assets placed into service in the prior year; (3) wage escalations for computer-industry and other professionals; and (4) increased dependence on contract labor, resulting in higher labor costs. A significant reduction in the usage of contract labor occurred in the third quarter, and is expected to continue.

Net Loss. Primarily as a result of the foregoing, the Company had a net loss of $3,497,000 during the three months ended June 30, 2001 as compared to net income of $2,195,000 for the same period in the prior fiscal year. The Company also had other comprehensive income of $1,758,000 during the three months ended June 30, 2001 as compared to other comprehensive loss of $2,721,000 for the same period in the prior fiscal year reflecting the impairment of an investment. See the Investment section for more details of the impairment of available-for-sale securities. As a result, the Company had a comprehensive loss of $1,739,000 for the three months ended June 30, 2001 as compared to comprehensive loss of $526,000 for the same period in the prior fiscal year.

Nine Months Ended June 30, 2001 compared to Nine Months Ended June 30, 2000

Revenues. Revenues were $110,403,000 for the nine months ended June 30, 2001, compared to $128,425,000 for the same period in the prior fiscal year. As indicated above, the decline reflects a softening economy and lower marketing expenditures by the automotive industry, especially during the last two fiscal quarters.

Cost of Revenue. Cost of Revenue decreased from $56,036,000 in the prior year to $45,233,000. As a percentage of revenue, it declined from 44% to 41%. This is primarily attributable to the loss of lower margin business at our Vispac subsidiary.

Operating Expense. Operating expenses increased to $68,966,000 for the nine months ended June 30, 2001 from $61,340,000 in the nine months ended June 30, 2000. This increase of 12% was primarily attributable to (1) increased depreciation expense as a result of assets placed into service in the prior year; (2) wage escalations for computer-industry and other professionals; and
(3) increased dependence on contract labor, resulting in higher labor costs. A significant reduction in the usage of contract labor occurred in the third quarter, and is expected to continue. This increase in operating expenses also reflects approximately $1.85 million (pre-tax) in professional expenses and other costs incurred as a result of the proposed merger with SPX.

Net Loss. Primarily as a result of the foregoing, the Company had a net loss of $5,606,000 during the nine months ended June 30, 2001 as compared to net income of $4,502,000 for the same period in the prior fiscal year. The Company also had an other comprehensive loss of $2,199,000 during the nine months ended June 30, 2001 as compared to other comprehensive loss of $2,034,000 for the same period in the prior fiscal year. Of such other comprehensive loss, $2,108,000 was attributable to an unrealized loss on securities, net of tax benefit for the nine months ended June 30, 2001. As a result, the Company had a comprehensive loss of $7,805,000 for the nine months ended June 30, 2001 as compared to comprehensive income of $2,468,000 for the same period in the prior fiscal year.

Our future operating results will depend in part on management's ability to properly control expenses in light of anticipated revenues, and profitably manage any future growth. While we intend to pursue the continued growth of our business, there can be no assurance that such growth will be achieved.
A decline in revenues, without a corresponding and timely reduction in staffing and other expenses, or a staffing increase that is not accompanied by a corresponding increase in revenues, could have a material adverse effect on our operating results.

LIQUIDITY AND CAPITAL RESOURCES

We have various bank lines of credit totaling $42,000,000, which mature in August, 2001 and March, 2002. At June 30, 2001, we had borrowed an aggregate of $40,013,000 (including outstanding checks, less cash balances) against these lines. Interest on these lines is primarily based on LIBOR (London Inter-Bank Offered Rate) plus 1.5%. Our borrowing rate at June 30, 2001 was 5.43%. At June 30, 2001, we had utilized approximately $8 million to fund purchases of service contracts accounts receivable as we had not yet completed a separate line of credit for that activity. We have subsequently arranged a $25 million line of credit as a bridge to an asset securitization of $50 million to $60 million which is expected to close in our fourth quarter. This bridge line of credit was made on July 12, 2001. It is anticipated that by securitizing our service contracts accounts receivable, we will achieve lower borrowing costs than those associated with our traditional bank financing. However, there can be no assurance (i) that it will be possible to effect such securitization either at all or on terms acceptable to us or (ii) that such securitization will in fact result in relatively lower borrowing costs. If we are unable to effect such securitization, other sources of financing will be sought, although there can be no assurance that it will be possible to obtain this financing.

We have had a long-term relationship with our current bank. Through the years, it has provided financing and lines of credit for us. There can, however, be no assurance that the lines of credit will be renewed when they mature. If we are unable to renew the lines of credit, other sources of financing would be sought, primarily lines of credit from another banking institution.

Since we are a net borrower of funds, minimal cash balances are kept on hand. As a result, at any point in time, we may have more money in checks outstanding than the cash balance. When checks are presented for payment, the bank notifies us. We often borrow on our lines of credit to cover the checks.

We believe that cash flows from operations, along with borrowings, will be sufficient to finance our activities in 2001. On a long-term basis, increased financing may be necessary to fund any large project awarded to us, or any acquisitions we may make. We have no current plans to conduct an offering of our shares to the public in fiscal year 2001.

Stock and Stock Options Granted

This year, we granted 20,000 shares of restricted stock to certain key employees. The shares vest in three equal installments, one, two, and three years from the date of grant. We do not expect the exercise of stock options, or purchase of shares, by employees to be a material source of capital in fiscal year 2001. During the first quarter, 160,000 shares vested and were issued, the rights to which had been granted in prior years. This issuance, along with the exercise of previously issued stock options and certain employee stock purchases, caused an increase in additional paid-in capital for approximately $1,027,000. This was accomplished by a reduction in accrued liabilities and an increase in additional paid-in capital.



INVESTMENTS


As of June 30, 2001, we had invested $4.5 million in Oz Entertainment Company ("OEC") and in a limited partnership (as a limited partner) which plans to develop a theme park in Kansas based on the story "The Wizard of Oz". We have recognized losses totaling $1,188,000 prior to this fiscal year, and have recognized additional losses totaling $450,000 in the first nine months of this fiscal year. We expect to see continued losses until the opening of the park, which is currently scheduled for 2004. The park is planned to be constructed on 9,000 acres of land currently owned by the federal government. It is necessary to receive title to the land before construction can begin. In order to receive title to the land, approval must be received from two governmental authorities. The first authority has met twice to consider granting approval and both times there has been a tie vote, preventing immediate approval. It is anticipated that the first authority will vote to approve the project in fall, 2001. The second authority will not consider the matter until the first authority approves the project. If the two approvals are not timely received, the rights to construct a park using the "Oz" theme on that land may expire before construction could begin. The success of the park as an investment is dependent upon, among other things, receipt of title to the land, certain infrastructure improvements being completed by or paid for by governmental agencies, the availability of financing arranged through governmental agencies, and the availability of additional public or private financing. If the park does not open, the entire investment, currently valued at $2,862,000, is at risk. Although projections provided and prepared by the management of OEC forecasts that the park will be profitable upon opening, there can be no assurance that the park will be opened or that such result will be achieved. During the year, $1.4 million of Accounts Receivable from OEC was collected from additional funds invested by a related party.

Prior to the current fiscal year, we invested $3.5 million in convertible preferred stock in a private placement offering of eCollege.com (NASDAQ - ECLG), a company engaged in developing Internet-based education for colleges and universities. Through relationships with its educational partners, it develops, manages and markets on-line courses and degree programs. Upon completion of their initial public offering of common stock in December, 1999, our investment was converted to 468,808 shares of common stock. In addition, we paid $49,500 to acquire 4,500 shares of their stock during their initial public offering. At August 2, 2001, our investment had a market value of $1,913,000.

Prior to the current fiscal year, we exercised options to purchase 431,525 shares of Navidec, Inc. (NASDAQ - NVDC) for $2,450,000. Navidec is a developer of web sites and web based complete automotive purchase transaction and information services for prospective customers. In 2000, Navidec's primary product, Drive off.com, was sold to CarPoint in exchange for an equity interest in CarPoint. Subsequently, Navidec recognized an impairment of its equity investment in CarPoint, which is majority-owned by Microsoft (NASDAQ - MSFT). As a result of Navidec's performance and condition, and believing their stock price decline to be other-than-temporary, we recognized an impairment on our investment at June 30, 2001. This impairment increased our net loss before income taxes by $2,006,000, and left us with an investment balance in Navidec of $444,000. At August 2, 2001, these shares had a market value of $380,000.

The unrealized losses on the Company's investments in eCollege.com and Navidec are the primary cause of the Company's unrealized gains and losses on securities recorded during the three months and nine months ended June 30, 2001. Those gains and losses were also the primary factors for the change in deferred tax asset for the same periods.

On March 24, 2001 SPX Corporation and the Company entered into a merger agreement providing for the merger of the Company with and into SPX Corporation. A registration statement on Form S-4, as amended (registration no. 333-59050), was filed by SPX Corporation with the Securities and Exchange Commission regarding the proposed merger of the Company into SPX Corporation. On May 8, 2001 SPX Corporation and the Company announced that SPX had given the Company notice of circumstances that SPX Corporation claimed would entitle it to terminate the merger agreement between the two companies if such circumstances were not reasonably cured or possible to cure. On the same date, the Company announced that it would investigate SPX Corporation's claims.

On June 28, 2001 the Company notified SPX Corporation that the Company's investigations concluded that the claims specified in SPX Corporation's notice arose out of temporary changes in the Company's revenues and profits that were attributable to a temporary deterioration of the Company's business resulting from customer marketing budget cuts in response to an industry-wide economic downturn. The Company also notified SPX Corporation that SPX Corporation was not entitled to terminate the merger agreement on those bases. Accordingly, the Company requested SPX Corporation to withdraw its notice and to proceed to complete the merger. The Company also extended the closing deadline set forth in the merger agreement and requested a meeting with SPX Corporation to discuss the merger.

On July 2, 2001 SPX Corporation responded by letter to the effect that it disagreed with the Company's conclusions and that it intended to terminate the merger agreement on the basis of its May 8th notice. SPX also indicated its willingness to meet with the Company to further consider evidence that its claims had been resolved.

On July 13, 2001 representatives of the Company and SPX Corporation met to discuss SPX Corporation's claims, the Company's conclusion that SPX Corporation is not entitled to terminate the merger agreement, actions taken by the Company in response to the industry downturn, and the Company's request that the parties proceed to complete the merger. At the conclusion of the meeting SPX Corporation advised the Company that it would consider the information presented and get back to the Company in the near future. Not having any response from SPX Corporation, on July 27, 2001, the Company provided additional information to SPX Corporation and requested SPX Corporation to amend the registration statement so that a meeting of the Company's shareholders could be called to consider approval of the merger agreement.

On August 3, 2001 SPX Corporation advised the Company by letter that SPX Corporation intends to stand on its May 8th notice and to terminate the merger in its present form and withdraw the pending registration statement filed with the Securities and Exchange Commission.

"CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" Certain statements in Management Discussion and Analysis of Financial Condition and Results of Operations and certain other sections of this Report are forward-looking. These may be identified by the use of forward-looking words or phrases such as "believe," "expect," "anticipate," "should," "planned," "estimated," "goal," and "potential," among others. These forward-looking statements are based on our reasonable current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results or experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and our results include but are not limited to: (1) the complexity and uncertainty regarding the development and customer acceptance of new products and services; (2) the loss of market share through competition; (3) the introduction of competing products or service technologies by other companies; (4) pricing pressures from competitors and/or customers; (5) our inability to protect proprietary information and technology; (6) usage of advance funded services; (7) the loss of key employees and / or customers; (8) our customers continued reliance on out sourcing; (9) changes in our capital structure and cost of capital, and ability to borrow sufficient funds at reasonable rates (10) inability of the developers of the "Wonderful World of Oz" theme park to obtain final transfer of the property, to complete the timely construction of the park, and to operate it profitably once the park opens; (11) uncertainties relating to business and economic conditions; (12) management's ability to maintain proper contract and employee staffing levels; (13) value of investments of the Company; (14) our ability to convert unbilled trade accounts receivables into billed trade accounts receivables; (15) cutbacks in client budgets, project deferrals and cancellations; (16) our ability to manage our growth and profitability; and (17) completion of our planned merger with SPX Corporation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Interest Rate Risk. Our earnings are affected by changes in short-term interest rates as a result of our revolving credit agreements, which bear interest at a floating rate. We do not use derivative or other financial instruments to mitigate the interest rate risk or for trading purposes. Risk can be estimated by measuring the impact of a near-term adverse movement of 100 basis points in short-term market interest rates. If short-term market interest rates average 100 basis points more in the next 12 months, the adverse impact on our results of operations would be approximately $264,000 net of income tax benefit. We do not anticipate any material near-term future earnings or cash flow expenses from changes in interest rates related to our long-term debt obligations as all of our long-term debt obligations have fixed rates.

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

Investment Risk for Publicly Traded Companies. We are also exposed to equity price risk on our investments in publicly traded companies. Our available-for-sale securities include our equity positions in Navidec, Inc., and eCollege.com, both of which have experienced significant volatility in their stock prices since going public. We do not attempt to reduce or eliminate our market exposure on these securities. A 20% adverse change in equity price would result in an approximate $459,000 decrease in fair value in our available-for-sale securities, based upon August 2, 2001 closing market prices for Navidec and eCollege.com.

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

On June 29, 2001, the Company filed a current report on Form 8-K disclosing that the Company saw no reason for SPX Corporation to terminate the merger agreement between the two companies. The Company disclosed that the circumstances described by SPX Corporation were not cause to terminate the merger agreement. The Company has requested that SPX withdraw its notice and for the parties to proceed toward closing the merger. The Company also gave notice to SPX of its extension of the closing deadline set forth in the Merger Agreement.

On August 6, 2001, the Company filed a current report on Form 8-K disclosing that the Company had received notice that SPX Corporation was terminating the merger in its present form and withdrawing the pending registration statement filed with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                             VSI Holdings, Inc.
                                             ------------------
                                             Registrant




August 13, 2001                              /S/Steve Toth, Jr.
                                             ------------------
                                             Steve Toth, Jr., Director,
                                             President and Chief Executive
                                             Officer




August 13, 2001                              /S/Thomas W. Marquis
                                             --------------------
                                             Thomas W. Marquis, Director,
                                             Treasurer, Chief Accounting
                                             and Financial Officer