Form 10-Q/A
period 2000-12-31
VSI HOLDINGS INC
filed 2001-09-04
CIK 354611

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

                               (Amendment No. 1)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

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

                               Yes  [X]  No  [ ]

     There were 33,742,410 shares of Common Stock, par value $.01 per share, outstanding at December 31, 2000. The Company held 400,250 of these shares as treasury stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      VSI HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                  2000            2000
                                                              ------------    -------------
                                                              (UNAUDITED)       (AUDITED)
                                          ASSETS
CURRENT ASSETS
Cash........................................................  $  3,250,000    $    905,000
Trade accounts receivable:
  Billed....................................................    41,698,000      53,907,000
  Unbilled..................................................    21,327,000      18,525,000
Notes receivable and advances...............................       171,000         201,000
Notes receivable -- related party...........................       184,000              --
Inventory...................................................       358,000         438,000
Accumulated costs of uncompleted programs...................     5,476,000       3,744,000
Deferred tax asset..........................................       378,000         899,000
Other current assets........................................       975,000         761,000
                                                              ------------    ------------
Total Current Assets........................................    73,817,000      79,380,000
LONG-TERM PORTION OF NOTES RECEIVABLE -- Related Parties....     1,001,000         921,000
PROPERTY, PLANT AND EQUIPMENT (NET).........................    21,654,000      22,394,000
DEFERRED TAX ASSET..........................................     2,243,000         830,000
Investment in Available-for-Sale Securities.................     2,975,000       7,131,000
INVESTMENTS.................................................     4,190,000       4,190,000
GOODWILL -- NET.............................................     1,176,000       1,283,000
                                                              ------------    ------------
Total Assets................................................  $107,056,000    $116,129,000
                                                              ============    ============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt...........................  $    439,000    $    552,000
Notes payable -- Related party..............................     1,988,000       3,420,000
Trade accounts payable......................................    13,552,000      23,479,000
Notes payable to bank.......................................    42,101,000      35,214,000
Accrued liabilities.........................................     2,214,000       3,970,000
Federal income tax payable..................................       (76,000)      2,139,000
Advances from customers for uncompleted projects............       726,000         375,000
                                                              ------------    ------------
Total Current Liabilities...................................    60,944,000      69,149,000
LONG-TERM LIABILITIES
Notes payable -- Related parties............................    11,854,000      12,337,000
Long-term debt -- Other.....................................     7,066,000       7,092,000
                                                              ------------    ------------
Total Long-Term Liabilities.................................    18,920,000      19,429,000
                                   STOCKHOLDERS' EQUITY
Preferred stock -- $1.00 par value per share, 2,000,000
  shares authorized, no shares issued.......................            --              --
Common stock -- $.01 par value per share, 60,000,000 shares
  authorized, 33,742,000 shares issued at December 31, 2000
  and 33,580,000 at September 30, 2000......................       337,000         336,000
Treasury stock, (at cost) 400,000 shares at December 31,
  2000, and September 30, 2000..............................    (1,856,000)     (1,856,000)
Additional paid-in capital..................................     9,017,000       8,071,000
Accumulated Other Comprehensive Income......................    (2,014,000)        730,000
Retained Earnings...........................................    21,708,000      20,270,000
                                                              ------------    ------------
Total Stockholders' Equity..................................    27,192,000      27,551,000
Total Liabilities and Stockholders' Equity..................  $107,056,000    $116,129,000
                                                              ============    ============

                 See Notes to Consolidated Financial Statements

                      VSI HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                   THREE MONTHS ENDED
                                                              ----------------------------
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
                                                              (UNAUDITED)     (UNAUDITED)
REVENUE.....................................................  $43,329,000     $38,100,000
EXPENSES
Cost of revenue.............................................   15,643,000      13,705,000
Operating expenses..........................................   24,158,000      22,265,000
                                                              -----------     -----------
Total Expenses..............................................   39,801,000      35,970,000
OPERATING INCOME............................................    3,528,000       2,130,000
OTHER EXPENSES
Interest income and other income and expense................     (327,000)        (41,000)
Interest expense............................................     (964,000)       (791,000)
                                                              -----------     -----------
Total Other Expenses........................................   (1,291,000)       (832,000)
INCOME -- Before income taxes...............................    2,237,000       1,298,000
PROVISION FOR INCOME TAXES..................................      799,000         442,000
                                                              -----------     -----------
NET INCOME..................................................  $ 1,438,000     $   856,000
                                                              ===========     ===========
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency Translation Adjustment.....................       (1,000)        (66,000)
Unrealized loss on Securities, Net of Tax Benefit of
  $1,413,000................................................   (2,743,000)      1,021,000
                                                              -----------     -----------
TOTAL OTHER COMPREHENSIVE INCOME (LOSS).....................  $(2,744,000)    $   955,000
COMPREHENSIVE INCOME (LOSS).................................  $(1,306,000)    $ 1,811,000
EARNINGS PER SHARE:
Basic:......................................................        $0.04           $0.03
Fully Diluted:..............................................        $0.04           $0.03
Weighted Average Shares Basic...............................   33,180,000      32,761,000
Dilutive....................................................   33,279,000      32,972,000

                 See Notes to Consolidated Financial Statements

                      VSI HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   THREE MONTHS ENDED
                                                              ----------------------------
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  2000            1999
                                                              ------------    ------------
                                                              (UNAUDITED)     (UNAUDITED)
Cash Flows from Operating Activities
Net Income..................................................  $ 1,438,000     $   856,000
Adjustments to reconcile net income to Net cash from
  operating activities:
  Depreciation and amortization.............................    1,273,000       1,462,000
  Equity in losses of unconsolidated investee...............      254,000         203,000
  Deferred income taxes.....................................      521,000         207,000
(Increase) decrease in assets:
  Trade accounts receivable.................................    3,956,000       1,807,000
  Inventory.................................................       80,000         (40,000)
  Other Current Assets......................................      528,000         234,000
  Accumulated costs of uncompleted programs.................   (1,732,000)       (508,000)
Increase (decrease) in liabilities:
  Trade accounts payable....................................   (6,618,000)     (4,251,000)
  Accrued liabilities.......................................   (3,029,000)       (538,000)
  Advances from customers for uncompleted projects..........      351,000        (282,000)
                                                              -----------     -----------
  Net cash used in operating activities.....................   (2,978,000)       (850,000)
Cash Flows from Investing Activities
  Changes notes receivable..................................       30,000         (80,000)
  Changes notes receivable Related Party....................     (264,000)       (143,000)
  Changes property and equipment............................     (426,000)       (410,000)
  Investment in unconsolidated investments..................     (254,000)       (523,000)
                                                              -----------     -----------
  Net cash used in investing activities.....................     (914,000)     (1,156,000)
Cash Flows from Financing Activities
  Changes Long Term Debt....................................     (139,000)       (131,000)
  Change to related party debt..............................     (515,000)         42,000
  Net borrowings Notes Payable..............................    6,887,000       2,013,000
  Proceeds from exercise of stock options...................           --          65,000
  Proceeds from issuance of stock...........................        5,000              --
                                                              -----------     -----------
  Net cash provided by financing activities.................    6,238,000       1,989,000
Effect of Exchange Rate Changes on Cash.....................       (1,000)        (66,000)
Net Increase (Decrease) in Cash.............................    2,345,000         (83,000)
  Cash -- Beginning of Period...............................      905,000         552,000
                                                              -----------     -----------
  Cash -- End of Period.....................................  $ 3,250,000     $   469,000
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report. The following discussion contains certain forward-looking statements relating to our anticipated future financial conditions and operating results and our current business plans. In the future, our financial condition and operating results could differ materially from those discussed herein and our current business plans could be altered in response to market conditions and other factors beyond our control. Important factors that could cause or contribute to such difference or changes include those discussed elsewhere in this report. See the disclosures under "Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995".

BUSINESS DESCRIPTION:

     VSI Holdings, Inc. (the "Company," "we," "our," "us") presently consists of subsidiaries in the marketing services and entertainment/edutainment business sectors under the following trade names:

          Visual Services, Inc., a broad-based provider of educational curriculums and product training; interactive technology-based distance learning systems; product launches; Web site development, internet, intranet, and extranet solutions; direct-response and site-based marketing; change process and cultural change consulting.

          Vispac, Inc., an integrated logistics and call center operation.

          Performance Systems Group, a provider of in-field consulting and change process sustainment services.

          eCity Studios, Inc., a web site development company.

          Advanced Animations, Inc., a manufacturer of product simulators, animatronic figures and displays for theme parks, casinos, and retail.

     We are attempting to position ourselves to take advantage of opportunities created by changes in technology. One of our practices has been the usage of a variety of technologies, without over dependence on any one technology. This allows us to meet client needs with whatever technology is most appropriate.

     We serve our global customers from our Bloomfield Hills, Michigan headquarters and other offices in Michigan, California, Vermont and Canada. We employ more than 1,000 professionals.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, consisting of Advanced Animations, Inc., Vispac, Inc., Visual Services, Inc., eCity Studios, Inc. and PSG International, Inc. Inter-company balances and transactions have been eliminated in consolidation.

FINANCIAL CONDITION

     The Company's total assets decreased from $116,129,000 at September 30, 2000 to $107,056,000 at December 31, 2000. This decrease in total assets was due primarily to a 13.0% decrease in the Company's net trade account receivables. Those receivables decreased $9,407,000 from $72,432,000 at September 30, 2000 to $63,025,000 at December 31, 2000.

     The decrease in the Company's net trade account receivables reflected a $12,209,000, or 22.6%, decrease in billed trade account receivables and a $2,802,000, or 15.1%, increase in unbilled trade account receivables. The decrease in billed trade account receivables was primarily attributable to cyclically high billings in September 2000 that were collected in the subsequent quarter. The increase in unbilled trade account receivables was primarily the result of delays in billing a number of projects.

     Some of these delays in billing were attributable to delays in the receipt and accumulation of information from third party vendors and subcontractors necessary to support the final billing on a number of completed projects. The effected projects were ultimately billed in January 2001.

     Other delays in billing were attributable to delays in the receipt of necessary invoicing information from a significant customer. Currently, as an accommodation to that customer and to facilitate the customer's internal bill processing and payment functions, no project for that customer is billed to that customer until that customer has issued to the Company such invoicing information as the customer reasonably deems appropriate. In an effort to reduce the unbilled accounts receivable associated with delays by the customer in issuing such invoicing information, the customer and the Company are developing an invoicing process that would apply to approximately 25% of the work performed for that customer and would provide in advance the invoicing information desired by the customer with respect to the projects covered thereby. It is expected that this invoicing process will result in more expeditious billing with respect to all projects covered by it and will reduce the amount of unbilled trade account receivables associated with that customer. It is also expected that the amount of unbilled trade account receivables will decrease during the remainder of the year as a result of several large jobs being completed and subsequently billed upon receipt of appropriate invoicing information from the customer.

     The Company's total current liabilities decreased $8,205,000, or 11.9%, from $69,149,000 at September 30, 2000 to $60,944,000 at December 31, 2000. This
decrease was primarily attributable to a $1,432,000 decrease in notes payable to related parties, a $1,756,000 decrease in accrued liabilities, and a $2,215,000 decrease in federal income taxes payable. It also reflects a $9,927,000 decrease in trade accounts payable and a $6,887,000 increase in notes payable to bank.

     The decreases in notes payable to related parties reflects the partial repayment of such indebtedness. The decrease in accrued liabilities reflects the payment in December 2000 of bonuses and stock compensation that were accrued in the fiscal year ended September 30, 2000. The decrease in federal income taxes payable reflects the payment of anticipated federal income tax liabilities. The changes in trade accounts payable and notes payable to bank were primarily attributable to the timing of payments to suppliers. A large check was received from a client at the end of the quarter, but had not yet cleared our bank; this caused the Company's cash balance to rise and its accounts receivable balance to decline.

     Although the Company had net income of $1,438,000 for the quarterly period ended December 31, 2000, it experienced a total comprehensive loss of $1,306,000 due to an unrealized loss on securities, net of tax benefit, of $2,743,000. The associated reduction in accumulated other comprehensive income, which was partially offset by a $946,000 increase in additional paid-in capital, caused total stockholders' equity to decrease from $27,551,000 at September 30, 2000 to $27,192,000 at December 31, 2000.

OPERATING RESULTS

     Revenue Recognition Policies. The Company operates in two segments, a marketing services segment and an entertainment/edutainment segment. The marketing services segment provides marketing services and customer relationship management, organizational training and development services primarily to the automotive and pharmaceutical industries. The entertainment/edutainment segment provides entertaining and educational animatronic displays and other entertainment/edutainment products primarily to theme parks, casinos and museums.

     Visual Services, Inc., Vispac, Inc, PSG International, Inc. and eCity Studios, Inc. provide marketing services under single or multiple phase contractual arrangements with customers for projects generally ranging from 3 months to 24 months in duration. Following execution of a written contract obligating the customer to pay for services rendered, revenue is recognized on completion of each project phase or otherwise as the services are rendered, in each case as specified in the agreement with the customer. Such revenue is recognized at the estimated realizable amount attributable under the agreement with the customer to the completed project phase or the service rendered, as applicable. Revenue for services attributable to customer changes to project specifications is recognized when the customer has executed a written change order and the services contemplated by the change order have been rendered or the applicable project phase has been completed, whichever occurs later. Unbilled trade accounts receivable result from revenue recognized for completed project phases in advance of customer billings.

     Advanced Animations, Inc. manufactures product simulators, animatronic figures and displays for theme parks, casinos and retailers under written display contracts of varying duration. It recognizes revenue on each of those contracts based on its estimate of the percentage of work under the contract that has been completed. A percentage of the contract price, determined by the ratio of incurred costs to total estimated costs, is included in revenue and the incurred costs are charged against this revenue. Revisions in cost and profit estimates during the course of a contract are reflected in the accounting period in which the facts that require the revision become known. Billings are made in accordance with contract terms. At the time a loss on a contract becomes known, the entire amount of the estimated loss is accrued.

     Revenues. Revenues were $43,329,000 for the three months ended December 31, 2000, compared to $38,100,000 for the same period last year. This increase of 14% for the three months is attributable to additional business with the Company's primary clients. Revenues for the quarter included work done on a large scale ride-and-drive project (the opportunity for consumers to drive and compare competitive vehicles in a neutral environment), certification programs for automotive dealerships and other work. In the prior year, a continuing contract with annual revenue of approximately $15 million was lost. The Company did not expect to see the entire impact of this in the current year, as it was being phased out; however, the business was largely phased out by the end of December 2000. Unless management is able to replace the business or make cost cutting measures in a timely manner, this could lead to an adverse impact on our operating results.

     We compete in very competitive and volatile markets. The marketing services segment is subject to intense competition, as well as delays in project fulfillment due to matters beyond its control, such as delayed product launches, strikes at clients, and other factors. The entertainment/edutainment segment's sales represent discretionary spending on the part of its customers, and their customers. In either sector, if projects end up being deferred from this fiscal year to next fiscal year or canceled, it could have an adverse effect on operating results.

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

INVESTMENTS

     As of December 31, 2000, we had invested $4.5 million in Oz Entertainment Company ("OEC") and in a limited partnership (as a limited partner) which plans to develop a theme park in Kansas based on the story "The Wizard of Oz." We have recognized losses totaling $1,188,000 prior to this fiscal year, and have recognized additional losses totaling $150,000 in the first three months of this fiscal year. We expect to see continued losses until the opening of the park, which is currently scheduled for 2004. The park is planned to be constructed on 9,000 acres of land currently owned by the federal government. It is necessary to receive title to the land before construction can begin. In order to receive title to the land, approval must be received from two governmental authorities. The first authority has met twice to consider granting approval and both times there has been a tie vote, preventing immediate approval. It is anticipated that the first authority will vote to approve the project in fall, 2001. The second authority will not consider the matter until the first authority approves the project. If the two approvals are not timely received, the rights to construct a park using the "Oz" theme on that land may expire before construction could begin. The success of the park as an investment is dependent upon, among other things, receipt of title to the land, certain infrastructure improvements being completed by or paid for by governmental agencies, the availability of financing arranged through governmental agencies, and the availability of additional public or private financing. If the park does not open, the entire investment, currently valued at $3,162,000, is at risk. Although projections provided and prepared by the management of OEC forecast that the park will be profitable upon opening, there can be no assurance that the park will be opened or that such result will be achieved. During this fiscal year, $1.4 million of accounts receivable from OEC was collected from additional funds invested by a related party.

     Prior to the current fiscal year, we invested $3.5 million in convertible preferred stock in a private placement offering of eCollege.com
(NASDAQ -- ECLG), a company engaged in developing Internet-based education for colleges and universities. Through relationships with its educational partners, it develops, manages and markets on-line courses and degree programs. Upon completion of their initial public offering of common stock in December, 1999, our investment was converted to 468,808 shares of common stock. In addition, we invested $49,500 to acquire 4,500 shares of their stock during their initial public offering. At February 7, 2001, our investment had a market value of $2,574,000. The unrealized loss on this investment is recorded as part of Comprehensive Income.

     Prior to the current fiscal year, we exercised options to purchase 431,525 shares of Navidec, Inc. (NASDAQ -- NVDC) for $2,450,000. Navidec is a developer of web sites and web based complete automotive purchase transaction and information services for prospective customers. Their product, referred to as Driveoff.com, was sold during 2000 to CarPoint, which is majority-owned by Microsoft. At February 7, 2001, these shares had a market value of $1,483,000.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements in Management Discussion and Analysis of Financial Condition and Results of Operations and certain other sections of this Annual Report are forward-looking. These may be identified by the use of forward-looking words or phrases such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential," among others. These forward-looking statements are based on our reasonable current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results or experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and our results include but are not limited to: (1) the complexity and uncertainty regarding the development and customer acceptance of new products and services;
(2) the loss of market share through competition; (3) the introduction of competing products or service technologies by other companies; (4) pricing pressures from competitors and/or customers; (5) our inability to protect proprietary information and technology; (6) the loss of key employees and/or customers; (7) our customers continued reliance on outsourcing; (8) changes in our capital structure and cost of capital, and ability to borrow sufficient funds at reasonable rates (9) inability of the developers of the "Wonderful World of Oz" theme park to obtain final transfer of the property, to timely complete construction of the park, and to operate it profitably once the park opens; (10) uncertainties relating to business and economic conditions; (11) management's ability to maintain proper contract and employee staffing levels;
(12) the value of investments of the Company; (13) our ability to timely bill and collect trade accounts receivables; (14) cutbacks in client budgets, project deferrals and cancellations; and (15) our ability to manage our growth and profitability.

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

                                          VSI HOLDINGS, INC.
                                          --------------------------------------
                                          Registrant


August 27, 2001                                          /s/ STEVE TOTH, JR.
                                                         --------------------------------------------------------
                                                         Steve Toth, Jr., Director,
                                                         President and Chief Executive Officer


August 27, 2001                                          /s/ THOMAS W. MARQUIS
                                                         --------------------------------------------------------
                                                         Thomas W. Marquis, Director, Treasurer,
                                                         Chief Accounting and Financial Officer