Form 10-Q/A
period 2001-03-31
VSI HOLDINGS INC
filed 2001-09-04
CIK 354611

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-Q/A
                               (Amendment No. 1)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. The following discussion contains certain forward-looking statements relating to our anticipated future financial conditions and operating results and our current business plans. In the future, our financial condition and operating results could differ materially from those discussed herein and our current business plans could be altered in response to market conditions and other factors beyond our control. Important factors that could cause or contribute to such difference or changes include those discussed elsewhere in this report and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. See the disclosures under "Cautionary Statement for the Purpose of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995."

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

INVESTMENTS

As of March 31, 2001, we had invested an aggregate of $4.5 million in Oz Entertainment Company ("OEC") and in a limited partnership (as a limited partner) which plans to develop a theme park in Kansas based on the story "The Wizard of Oz." We have recognized losses totaling $1,188,000 prior to this fiscal year, and have recognized additional losses totaling $300,000 in the first six months of this fiscal year. We expect to see continued losses until the opening of the park, which is currently scheduled for 2004. The park is planned to be constructed on 9,000 acres of land currently owned by the federal government. It is necessary to receive title to the land before construction can begin. In order to receive title to the land, approval must be received from two governmental authorities. The first authority has met twice to consider granting approval and both times there has been a tie vote, preventing immediate approval. It is anticipated that the first authority will vote to approve the project in fall, 2001. The second authority will not consider the matter until the first authority approves the project. If the two approvals are not timely received, the rights to construct a park using the "Oz" theme on that land may expire before construction could begin. The success of the park as an investment is dependent upon, among other things, receipt of title to the land, certain infrastructure improvements being completed by or paid for by governmental agencies, the availability of financing arranged through governmental agencies, and the availability of additional public or private financing. If the park does not open, the entire investment, currently valued at $3,012,000, is at risk. Although projections provided and prepared by the management of OEC forecasts that the park will be profitable upon opening, there can be no assurance that the park will be opened or that such result will be achieved. During this fiscal year, $1.4 million of accounts receivable from OEC was collected from additional funds invested by a related party.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements in Management Discussion and Analysis of Financial Condition and Results of Operations and certain other sections of this Annual Report are forward-looking. These may be identified by the use of forward-looking words or phrases such as "believe," "expect," "anticipate," "should," "planned," "estimated," and "potential," among others. These forward-looking statements are based on our reasonable current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward- looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results or experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and our results include but are not limited to: (1) the complexity and uncertainty regarding the development and customer acceptance of new products and services; (2) the loss of market share through competition; (3) the introduction of competing products or service technologies by other companies; (4) pricing pressures from competitors and/or customers; (5) our inability to protect proprietary information and technology; (6) usage of advance funded services; (7) the loss of key employees and/or customers; (8) our customers continued reliance on out sourcing; (9) changes in our capital structure and cost of capital, and ability to borrow sufficient funds at reasonable rates (10) inability of the developers of the "Wonderful World of Oz" theme park to obtain final transfer of the property, to timely complete construction of the park, and to operate it profitably once the park opens; (11) uncertainties relating to business and economic conditions; (12) management's ability to maintain proper contract and employee staffing levels; (13) future investments of the Company; (14) our ability to timely bill and collect trade accounts receivables; (15) cutbacks in client budgets, project deferrals and cancellations; (16) our ability to profitability manage growth; and (17) completion of our planned merger with SPX Corporation.

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


                                        VSI Holdings, Inc.
                                        ------------------
                                        Registrant
 August 27, 2001
                                        /S/Steve Toth, Jr.
                                        ------------------
                                        Steve Toth, Jr., Director,
                                        President and Chief Executive
                                        Officer
 August 27, 2001
                                        /S/Thomas W. Marquis
                                        --------------------
                                        Thomas W. Marquis, Director,
                                        Treasurer, Chief Accounting
                                        and Financial Officer