Form 10-Q/A
period 2001-06-30
VSI HOLDINGS INC
filed 2001-09-04
CIK 354611

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



INVESTMENTS

         As of June 30, 2001, we had invested an aggregate of $4.5 million in Oz Entertainment Company ("OEC") and in a limited partnership (as a limited partner) which plans to develop a theme park in Kansas based on the story "The Wizard of Oz." We have recognized losses totaling $1,188,000 prior to this fiscal year, and have recognized additional losses totaling $450,000 in the first nine months of this fiscal year. We expect to see continued losses until the opening of the park, which is currently scheduled for 2004. The park is planned to be constructed on 9,000 acres of land currently owned by the federal government. It is necessary to receive title to the land before construction can begin. In order to receive title to the land, approval must be received from two governmental authorities. The first authority has met twice to consider granting approval and both times there has been a tie vote, preventing immediate approval. It is anticipated that the first authority will vote to approve the project in fall, 2001. The second authority will not consider the matter until the first authority approves the project. If the two approvals are not timely received, the rights to construct a park using the "Oz" theme on that land may expire before construction could begin. The success of the park as an investment is dependent upon, among other things, receipt of title to the land, certain infrastructure improvements being completed by or paid for by governmental agencies, the availability of financing arranged through governmental agencies, and the availability of additional public or private financing. If the park does not open, the entire investment, currently valued at $2,862,000, is at risk. Although projections provided and prepared by the management of OEC forecasts that the park will be profitable upon opening, there can be no assurance that the park will be opened or that such result will be achieved. During this fiscal year, $1.4 million of accounts receivable from OEC was collected from additional funds invested by a related party.

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

CAUTIONARY STATEMENT FOR THE PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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