Form 10-K/A
period 2000-09-30
VSI HOLDINGS INC
filed 2001-09-05
CIK 354611

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

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

     Indicate by check mark whether Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (3,149,643 shares), as of December 1, 2000, was approximately $9,055,224 (at closing price of $2.875).

     The Registrant had 33,179,825 shares of Common Stock, $.01 par value, outstanding on December 1, 2000, excluding 400,250 treasury shares.
                  DOCUMENTS INCORPORATED BY REFERENCE -- NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     VSI Holdings (hereinafter referred to as the "company," "we," "us," "our") helps companies do just that. We employ approximately 1,000 individuals in all operations, none of which are covered by an employment contract, nor are represented by a union. To date, we believe we have been successful in our efforts to recruit and retain qualified employees, but there is no assurance that we will continue to be as successful in the future. We believe relations with our employees are good.

     We operate our business through two separate business segments: Marketing Services segment and Entertainment/Edutainment segment. See Note 13 of Notes to Consolidated Financial Statements for detailed segment information.

     MARKETING SERVICES SEGMENT (Visual Services, Inc., Vispac, Inc., PSG International Inc., eCity Studios, Inc.)

INTEGRATED MARKETING SOLUTIONS

     Our products and services encompass a vast range of capabilities that can be customized and assembled to meet the specific needs of a client. Several examples of this integrated approach from the past year are listed below.

     General Motors Auto Show in Motion -- In less than 90 days, we orchestrated a large product experience, aimed at non-GM-owning households. The traveling event, held within a one million square-foot site, featured six test tracks with the opportunity to drive up to 130 GM cars and trucks, along with selected competitive vehicles, in a neutral environment. From Internet registration to interactive product information displays that allowed participants to choose the information they wanted, consumers were met at every turn with convenient technology and entertaining product experiences. We produced the event on a "turnkey" basis, providing GM with:

     - Development and management of competitive customer databases

     - Mailed invitations to consumers

     - Event registration over the Internet and other methods

     - Product information presentations and displays

     - Site management

     - Travel and logistics

     - Consumer research

     In the first nine months of 2000, the event logged more than 115,000 test drives in 5 markets with more than 37,000 participants. More than 94 percent of the participants said they were likely to consider a GM product for their next vehicle purchase or lease, and 95 percent said they would likely visit a GM dealership the next time they were in the market for a new vehicle.

     Ford Blue Oval Certified -- In the past year Ford Motor Company changed its pricing structure with dealers by requiring dealers to meet a long list of customer satisfaction criteria in order to qualify for a price discount from the company. We communicated this program to dealers in a series of regional meetings. In addition, we created and continue to manage a Web site designed to keep dealers informed of their status and performance in the program.

     Chevrolet Silverado Heavy Duty Launch -- Chevrolet selected us to launch their new line of Heavy Duty Silverado pickups to its internal audience of dealerships and sales consultants. We produced a series of informational "ride-and-drive" meetings where dealership personnel not only learn about the trucks, but drive them in a trackside environment. We prepared the curriculum, conducted the events and handled all travel and logistics, as well as producing a software which matched the right truck for a buyer's specific needs.

     Visteon Mobile Communications Center -- Visteon is the newly independent automotive supplier spun off from Ford Motor Company. As part of our strategy to help Visteon take its message to Wall Street and customers, we created a "Mobile Communications Center," a high-tech, high-touch mobile venue to create awareness and communicate Visteon capabilities. The unit includes:

     - Tractor-trailer and generator

     - Trailer that expands to allow a 22 x 40-foot presentation area

     - 33" Plasma display screen with looping welcome video

     - Card-scan registration with bar code to track visitors for follow-up

     - "Safety buck," which emulates front-end vehicle crash to showcase Visteon systems at work

     - A "technoscope" that uses two- and three-dimensional animation and video to explore Visteon technologies "under the skin" of a vehicle

     - "Vistelink" touch-screen computer monitor that combines video, audio, graphics and animation to allow participants to interactively "discover" more than 50 separate Visteon technologies and systems

     The Mobile Communications Center debuted in June 2000 to various Wall Street audiences in conjunction with Visteon's debut as an independent, publicly-traded company. Since then, the unit has made numerous appearances at manufacturing sites and other venues in the U.S. and Mexico, and is scheduled for additional sites well into 2001.

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

  Team Ford Racing

     Seeking to capitalize on the growing interest in motorsports, Ford Motor Company chose us to set up a Web site and "virtual" connection to fans of its race vehicles and drivers. The subscription-funded site offers exclusive information and updates for members, along with special opportunities to purchase souvenirs and racing paraphernalia. We developed the Internet site and continue to manage it.

  Bristol-Myers Squibb

     We handle over 900,000 phone calls a year with Bristol-Myers Squibb customers requesting more information on pharmaceutical products. Our specially trained phone operators provide interface with consumers, answering questions, sending literature within the 48 hours required by law and making referrals to healthcare professionals at Bristol-Myers Squibb. We also help maintain Bristol-Myers Squibb's consumer database by making daily information transfers to their database vendor.

  Ford XL2000: The Next Generation

     Sometimes an organization must go beyond information or skill-based training and change its collective attitude and build a new culture. We help Ford effect this process by developing and executing sessions that force participants to re-examine fundamental beliefs and conduct. We have begun pilot implementation of the follow-up to the Excellence in Leadership (XL2000) training and culture change initiative for Ford Motor Company managers and dealership management teams. The "next generation" will build on the XL2000 learning initiatives to enable participants to achieve new, higher levels of customer care and understanding. The three-and-a-half day curriculum was developed by our instructional design team and is conducted by professional trainers. The course is held at the XL Center in Allen Park, Michigan, a 42,000-square-foot conference center with a training capacity of 150 participants, which we designed and built. After the course is attended by the participant, we have satellite broadcasts on a regular basis which aim to sustain the changes people initiate at the XL Center. Since its inception in 1995, more than 18,000 Ford, Lincoln, Mercury and Jaguar dealers and managers, as well as Ford Motor Company representatives, have participated.

OUR PRODUCTS AND SERVICES

     Our specific products and services can be divided into four broad categories:

     Education and Training (within the Marketing Services segment) -- We help companies improve the performance of their people, offering training, from the traditional classroom to satellites and the Internet.

     Back-End Services (within the Marketing Services segment) -- We help companies develop and enhance ongoing dialogue with their customers, and help deliver e-commerce and other fulfillment services.

     Marketing Services (within the Marketing Services segment) -- Using a variety of traditional and high-technology solutions, we help companies market and sell their products and develop and maintain relationships with their customers.

     Edutainment/Entertainment (within the Entertainment/Edutainment segment) -- We make science and technology come alive for the public with animatronic (animated/robotic) characters and display properties that make learning an entertaining experience. We also make displays that are fun and entertaining for amusement parks and other general audience venues.

  Education and Training

     People are the key to success in any organization, and corporations realize they won't be successful unless their people have the training to make them effective.

     As a full-service provider of training solutions, we work closely with clients to:

     - Identify specific needs

     - Set objectives based on real-world applications

     - Develop curriculum

     - Produce courses

     - Conduct the actual training

     - Evaluate results

     - Modify where appropriate

     Our instructional designers and writers are involved during this entire process, ensuring that clearly-defined objectives are set and met.

     We also develop and execute certification programs that aim to maximize training effectiveness in an organization. These programs:

     - Set clearly-defined expectations of students (representing a variety of job titles)

     - Ensure that the training material improves on-the-job performance

     - Develop tests that measure learning retention

     - Execute the testing process

     - Tabulate and report results

     - Reward students

     - Develop and maintain a participant database

     We develop and execute a variety of training through traditional and high-tech media.

  Types of Training

     Product Information -- Before salespeople can sell a product, they must know features and benefits and how to effectively present those attributes to prospects. Our product information training translates what is often highly technical information into practical benefits that a salesperson can readily understand and use with customers. Above all, our product training focuses on the real-world environment of the sales consultants and their customers.

     Skills Training -- Product training concentrates on the "what" part of the sales equation. Our skills training concentrates on the "how" -- how the product information is presented. We offer salespeople the opportunity to improve their selling, presenting and negotiating skills. We also help supervisors improve their management skills.

     In-Dealership Consulting -- We also do extensive in-dealership work, helping automotive retailers improve their operations by assisting with organizational issues and processes, and by working directly with dealership managers and employees. This consulting includes one-on-one sessions with the dealer principal, small-group sessions with managers, as well as direct training of dealership staff.

     Process, Cultural and Behavior Change -- Sometimes an organization must go beyond information or skill-based training and change its collective attitude and build a new culture. We help the organization effect this process by developing and executing sessions that force participants to re-examine fundamental beliefs and conduct. Our XL2000 session, described previously, is a perfect example.

  Training Media

     Internet -- The growth of the Internet is impacting how people learn. We see the Internet being used increasingly for education and training. We are developing interactive Web-based training courses that literally deliver the information to the employee's workstation.

     Interactive Distance Learning (IDL) -- We are a developer of curriculum for this satellite-based teaching medium. IDL connects an instructor to a remote classroom through a live signal transmitted over satellite. While the teachers cannot see their students, they can talk with them; and the students not only talk with the instructors, but also see them (as well as visual instructional materials -- graphics, charts, videos, etc.). IDL has proven to be a highly cost-effective way to train large groups of people spread over a wide area. For example, employees at an automobile dealership can take a course at their desks or workstations, instead of having to drive 200-300 miles for a training session. VSI Holdings not only develops the courses, but also trains and manages subject matter experts who can deliver this kind of training.

     CD-ROM -- Computer disc technology is also helping to make interactive training more accessible to organizations and corporations. We develop training that individuals can take at their own work stations at their own time. This makes the training extremely flexible in terms of scheduling for the individual and the organization.

     Classroom Training -- Live, instructor-led classroom training remains an effective way to teach, especially when the material is complicated, and when discussion and small-group exercises are important. Our instructional designers and writers develop these courses, and our instructors deliver the actual sessions.

     Learning Centers/Seminars -- We also develop and execute these live training "events" that may spread over the course of several hours or several days. These training sessions may be held in a remote hotel or conference center, or in our own "Vision Center," a 38,000-square-foot training center with theater, break-out rooms, cafeteria and showroom/display area, or in our XL2000 Center (previously mentioned).

     Ride-and-Drive -- In training a sales consultant in how to sell a particular vehicle, there is no substitute for getting that person behind the wheel of the vehicle. A ride-and-drive event does just that, for hundreds of sales people. They get a chance to drive the vehicles on a controlled track with various simulations (hills, braking, obstacle courses, acceleration, wet pavement, etc.).

     Video -- "Seeing is believing." That's why video remains such an important role in training. While "stand alone" video is still used effectively to train various audiences, the trend is to incorporate video into other media -- Web, CD-ROM, IDL, classroom, etc. We produce more than 120 training videos a year.

     Print -- Printed material remains an important support element for virtually every kind of training. Instructor and participant manuals, meeting leader guides, product documentation, reference materials, brochures, flyers -- all serve to reinforce the training message, and all are developed and produced by us.

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

     Our marketing services encompasses a broad range of disciplines, including writing, art direction, print and graphic production to effectively support a variety of marketing efforts:

     Communications Services -- We create plans for standardizing and synchronizing product messages. We develop core materials and apply them across the board to everything from launch events to public relations.

     New Product Launch Events -- These events can be targeted to consumers and/or key internal audiences, such as suppliers, field personnel and retailers. We conduct the events in a variety of ways -- satellite/videoconference broadcasts, seminars, ride-and-drive events, demonstrations, clinics, point-of-sale materials and displays, shows/meetings, or combinations of these media.

     Shows/Meetings -- Business theater continues to be an effective way to reach large corporate audiences. Our event producers make use of a variety of media and technologies to stage entertaining and often elaborate theatrical productions to reach key audiences with various messages. We handle all elements of the show production, including:

     - Overall planning

     - Theme development and conceptualization

     - Creative (writing, multi-media production)

     - Show production and execution

     - Logistics

     - Travel

     Ride-and-Drive Events -- While most ride-and-drive events concentrate on training salespeople, we have also used the concept to introduce consumers to cars and trucks, as described above.

     Customer Relationship Management -- We help establish and maintain relationships with consumers through a variety of interactive tools, including:

     - Internet applications

     - Personalized direct mail

     - In-bound call center applications (consumers call a toll-free number for information)

     Experience-Based Marketing -- We help companies meet customers where they are. We develop and execute experiential events that allow customers to see, touch, feel and use products and services. These events can help companies launch products, reach new audiences or build brand and product awareness with existing customers. We use a variety of resources and skills to develop these "experiences":

     - Point-of-sale displays

     - Interactive kiosks

     - Touring exhibits

     - On-site promotional events

     - Product demonstration programs

     - Video

     - Publications/literature

     Internal Campaigns -- In addition to providing comprehensive training for company employees, we also develop informational campaigns that reach key support personnel within an organization so that they understand products, services and processes essential to ensure effective sales and operations.

  Back-End Services

     A great Web site or, for that matter, a great marketing campaign is only a start. Business does not operate on image alone. The need for behind-the-scenes "fulfillment" has always been important for companies; with the explosion of Web-based communications, that traditional fulfillment role has taken on even greater significance. We have expanded our long-standing traditional fulfillment capabilities into highly integrated delivery solutions. We offer client companies comprehensive support for material production, fulfillment and distribution. This year we fulfilled and shipped more than 80,000 package requests per week and printed more than 100 million impressions.

     Our comprehensive back-end services include:

     - Administrative support

     - Online Internet ordering and processing

     - Database processing

     - Complete binding

     - High volume black-and-white and color-capable printing

     - Electronic and press printing

     - Just-in-time fulfillment

     - Warehousing and distribution

     Our fulfillment and distribution services keep our clients in touch with every aspect of their project, using various communication resources:

     - Client terminal-to-computer tie-ins provide clients direct links to specific program information and data stored on our servers

     - Electronic file transfers to digital print on-demand center

     - Custom-designed data reports

     - Toll-free hotlines

     - Interactive data systems

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

     Examples of One-to-One Marketing Programs at the Call Center:

     - Direct sales (sales in response to mail offer, Web site offers and transactions occurring at automotive dealerships)

     - Catalog sales and order processing and fulfillment

     - Web-based communications

     - Vehicle service reminders and recall campaigns

     - Owner retention programs

     - Lead generation

     - Market research

     - Automotive retail operations support

     The Center is located in Livonia, Michigan in a 45,000-square-foot center with over 400 workstations.

  Information Technology

     Managing information is an important function for any business, but it can be a cumbersome task, especially for large organizations. Our Information Technologies (IT) operations help fulfill this critical component for many companies. Our IT services allow companies to focus on core business competencies.

     Our comprehensive set of tools and services for building analytical solutions includes:

     - 24-hour operation with in-house technical support staff, disaster recovery and security services

     - Open system environment can transfer data from multiple client environments, accepting various data in various formats and/or platforms

     - Development and management of intranet and Internet sites

     - Daily communication with clients that uses the Internet to transfer secure information, File Transfer Protocol that allows various file formats to be exchanged, or connectivity using T-1 lines

     - Secure client links to data and servers through the use of firewalls

     - Design of customized programs, databases and reports/query tools to help clients collect and analyze data

     - Development and management of client Internet-based ordering systems for online processing and business-to-business applications

  Entertainment/Edutainment

     VSI Holdings' subsidiary, Advanced Animations, Inc., is a worldwide supplier of entertaining and educational animatronic (animatronics uses hydraulic and pneumatic compliant motion technology to create lifelike creatures with realistic facial and body movements) displays for the theme park, corporate, museum, casino and retail industries. We design and fabricate entertainment products, including animatronics, touring shows and exhibits, kiosks, sets and scenery, and much more.

     Examples of our work include:

     - Universal Studio's Theme Parks (Florida, California, Japan) T2: 3D Cyborg attraction and the Men In Black attraction in the Florida park

     - Actors from the Atlantis Fountain Show at the Forum Mall in Las Vegas

     - MGM Grand Theatre's "Morgana" The Fire Breathing Dragon in Las Vegas

     - Elvis Presley at Toussaud's Museum in Las Vegas

     - The Signature Clock Tower at certain FAO Schwarz retail stores

     We also specialize in event marketing, touring shows, museum exhibitions and other edutainment-based attractions.

     We are heavily involved in expanding the edutainment industry -- a new form of amusement, which takes the value of education and adds a healthy dose of entertainment to create memorable, interactive learning experiences.

     Edutainment-based attractions produced by us include:

     Grossology: The (Impolite) Science of the Human Body -- an interactive exhibition based on a popular series of books by science teacher Sylvia Branzei. The 5,000-square-foot exhibition promotes scientific discovery of the human body based on the theory that the best way to get kids interested in science is to present it in terms they find most appealing. Grossology premiered January 2000 at ScienceWorld British Columbia and is touring North America on a five-year commitment visiting major museums, science centers, theme parks and other similar venues. Bookings for our two Grossology exhibits cover the next four years.

     The Drunk Driving Simulator -- a traveling road show with three tours that puts students behind the wheel of an interactive vehicle programmed to simulate driving under the influence of alcohol. The tours travel to high schools throughout the United States and have made more than 3,250 appearances in 200 cities. Nearly one million students have participated with the simulator, and three million people have observed the tour since 1988.

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

     Future revenues are dependent on such factors as new product introductions, the automotive industry's attention to process improvement within the dealerships, the industry's focus on customer satisfaction and global training, and the speed at which our clients embrace electronic commerce as an alternative. Recent developments among our automotive clients suggest that the migration to electronic commerce will be rapid.

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

     Manufacturers are focusing on their core business processes, which generally involves product development, assembly, distribution and financing. We expect to continue to benefit from the practice of turning other essential but non-core business processes such as marketing, communication, and training functions over to third party vendors.

     As a consolidator of business product training and technique, we believe that the use of online and distance learning technology will continue to grow. More and more corporations are using Web and distance learning training as an alternative to costly trips to attend or conduct training sessions.

     We provide a broad range of services and products that compete primarily with a variety of agencies, incentive and distribution fulfillment, and marketing services firms. These firms generally provide a limited range of services that compete only with a portion of our services. Management believes that no single company or small group of companies dominates the marketing services industry.

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

     In October 2000, the Marketing Services segment had backlogs of approximately $92 million, all of which is expected to be completed by the coming fiscal year. This is an 8% increase over the approximately $85 million in October 1999. We consider backlog to represent firmly committed business. The firmness of such orders is subject to future events (e.g., cancellation of a purchase order by a client due to strike, budget constraints or other client internal matters) which may cause the amount of the backlog actually fulfilled to change. The principal markets for our services are the North American operations of automobile manufacturers and their distribution networks, including automotive dealerships. Services are sold directly to the manufacturer and/or dealer. We use a variety of distribution methods to deliver services, including the U.S. Postal Service, commercial freight services, the Internet and satellite transmissions.

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

THE ENTERTAINMENT/EDUTAINMENT SEGMENT Advanced Animations, Inc. (AAI)

     Advanced Animations' products are sold on a custom, made-to-order basis directly to companies worldwide.

     Materials have historically been widely available from numerous sources. We have no material patents, trademarks, franchises or concessions. There is no significant seasonality in the Entertainment/ Edutainment segment. We receive payments as work progresses on custom projects, so there are no significant working capital issues. AAI has no customers who constitute more than 10% of consolidated revenue.

     In October 2000 the Entertainment/Edutainment segment had backlogs of approximately $2 million, all of which is expected to be completed in the coming fiscal year. This compares to approximately $6 million in October 1999. The firmness of such orders is subject to future events which may cause the amount of the backlog actually fulfilled to change.

     Competition in the Entertainment/Edutainment segment is intense, and we expect that competition will increase. We compete on the basis of product quality, creativity and price. There can be no assurance that we will have the financial resources, technical expertise or marketing, distribution and support capabilities to compete in the future. Competitive pressures could reduce the demand for our products and services, cause us to reduce prices, increase expenses or cause delays or cancellations of customer orders, any of which could adversely affect the business and results of operations.

HISTORY OF COMPANY

     As of October 1, 1996, Martin S. Suchik, was the President of The Banker's Note, Inc. ("TBN"), a public company incorporated in April 1981. Prior to 1997, Suchik's uncle -- Steve Toth, Jr., the President and Chief Executive Officer of the Company and its affiliates ("Toth") held a 33% interest in TBN as the result of the provision of financing which had started in 1991. In February 1997, TBN acquired Advanced Animations, Inc. ("AAI"), a company controlled by Toth, for 7,563,077 shares of TBN stock and Toth became TBN's controlling shareholder. In April 1997, the Company reincorporated in Georgia from Texas, changed its corporate name to "VSI Holdings, Inc." (VSIH) from "The Banker's Note, Inc.", and placed its retailing business in an operating subsidiary, BKNT Retail Stores, Inc. ("RSI"). As of July 1 and September 30, 1997, the Company acquired Vispac, Inc. ("Vispac") for 6,200,000 shares of VSIH stock and Visual Services, Inc. ("VSI") for a net of 14,285,715 shares of VSIH stock. Both Vispac and VSI were also controlled by Toth. As of September 30, 1998, we sold subsidiaries constituting the former retail segment to Mr. Suchik and related entities. See
Item 13 Contingent Liability for Discontinued Operations.

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

     The Entertainment/Edutainment segment is based in a 26,900 square foot office/manufacturing plant in Stockbridge, Vermont. The property is owned by AAI.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock trades on the American Stock Exchange under the "VIS" symbol. The table sets forth the trading prices for the Common Stock by quarter as reported for the last two years. The range of prices for the Common Stock, as reported by Reuters Limited, follows:

                      FISCAL QUARTERS                           HIGH      LOW
                      ---------------                           ----      ---
First Quarter, 1999.........................................    $6.00    $3.19
Second Quarter, 1999........................................     7.25     4.75
Third Quarter, 1999.........................................     5.88     4.13
Fourth Quarter, 1999........................................     4.69     3.13

First Quarter, 2000.........................................    $4.44    $3.00
Second Quarter, 2000........................................     4.00     2.75
Third Quarter, 2000.........................................     3.38     2.50
Fourth Quarter, 2000........................................     3.81     2.13

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

ITEM 6.  SELECTED FINANCIAL DATA.

BALANCE SHEET DATA

                                                               AS OF
                                      --------------------------------------------------------
                                      SEP. 30     SEP. 30     SEP. 30     SEP. 30     SEP. 30
                                        2000        1999        1998        1997        1996
                                      --------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
Working Capital.....................  $ 10,231    $  9,074    $  9,121    ($ 1,969)   $  9,105
Total Assets........................   116,129      98,302      89,555      77,069      66,856
Long-Term Debt......................    19,429      19,296      17,506       5,281       1,900
Redeemable Common Stock.............         0           0       1,960           0           0
Total Liabilities...................    88,578      75,983      69,413      65,402      36,784
Stockholders' Equity................    27,551      22,319      20,142      11,667      28,072
See footnotes below.................         1           1           1       2 & 3           2

OPERATING DATA
                                                             YEAR ENDED
                                      --------------------------------------------------------
                                      SEP. 30     SEP. 30     SEP. 30     SEP. 30     SEP. 30
                                        2000        1999        1998        1997        1996
                                      --------    --------    --------    --------    --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE)
Net Sales...........................  $187,255    $143,360    $163,158    $130,526    $128,213
Income (Loss) from Continuing
  Operations........................     5,550        (498)      9,211       9,658       9,141
Income (Loss) from Continuing
  Operations Per Share..............      0.17       (0.02)       0.28        0.20        0.18
Number of Shares....................    33,070      32,816      32,851      32,784      32,767
See footnotes below.................     1 & 5       1 & 5           1       2 & 4       2 & 4

     The Company paid no dividends on its Common Stock during any of the periods presented, and has no current plans to change that policy.

     1. September 30, 2000, 1999 and 1998 balance sheet data and operating data exclude BKNT Retail Stores, Inc. accounts.

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

     Future Accounting Changes -- In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101. The staff accounting bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Any changes that may be required as a result of this bulletin are required to be implemented no later than the last fiscal quarter of the fiscal year beginning October 1, 2000. Management is finalizing its assessment of the impact this bulletin will have, if any, on the Company's financial statements.

FINANCIAL CONDITION

     The Company's total assets increased to $116,129,000 at September 30, 2000 from $98,302,000 at September 30, 1999. This increase in total assets was due primarily to a 46.7% increase in the Company's net trade account receivables. Those receivables increased $23,064,000 to $72,432,000 at September 30, 2000 from $49,368,000 at September 30, 1999.

     The increase in the Company's net trade account receivables reflected a $14,087,000, or 35.4%, increase in billed trade account receivables and an $8,977,000, or 94.0%, increase in unbilled trade account receivables. The increase in billed trade account receivables was primarily attributable to a $44,000,000 increase in sales over the prior period, a large portion of which occurred in the fourth quarter of fiscal 2000 as a result of the completion of several large projects for a significant customer. The increase in unbilled trade account receivables was primarily attributable to two large projects for a significant customer.

     The amounts associated with those two projects were not billed due to delays in the receipt of necessary invoicing information from the customer. Currently, as an accommodation to that customer and to facilitate the customer's internal bill processing and payment functions, no project for that customer is billed to that customer until that customer has issued to the Company such invoicing information as the customer reasonably deems appropriate. In an effort to reduce the unbilled accounts receivable associated with delays by the customer in issuing such invoicing information, the customer and the Company are developing an invoicing process that would apply to approximately 25% of the work performed for that customer and would provide in advance the invoicing information desired by the customer with respect to the projects covered thereby. It is expected that this invoicing process will result in more expeditious billing with respect to all projects covered by it and will reduce the amount of unbilled trade account receivables associated with that customer. It is also expected that the amount of unbilled trade account receivables will decrease during the remainder of the year as a result of several large jobs being completed and subsequently billed upon receipt of appropriate invoicing information from the customer.

     The Company's total current liabilities increased $12,462,000, or 22.0%, to $69,149,000 at September 30, 2000 from $56,687,000 at September 30, 1999. This increase was primarily attributable to a $6,788,000 increase in notes payable to bank, a $5,027,000 increase in trade accounts payable, a $3,420,000 increase in notes payable to related parties, and a $5,600,000 decrease in advances from customers for uncompleted projects.

     The increases in notes payable to bank and trade accounts payable were primarily attributable to the increase in the Company's unbilled trade account receivables, which the Company essentially finances with its own capital resources until such time as it can bill its customers for the work performed in connection with such receivables. The increase in notes payable to related parties reflect unsecured borrowings aggregating

$3,420,000 on a demand basis from the Company's controlling stockholder and an affiliate of that stockholder. (See Note 5 to the Company's consolidated financial statements.) Such borrowings were used to fund the Company's then existing short-term capital requirements.

     With respect to the decrease in advances from customers for uncompleted projects, approximately $3,800,000 was attributable to the transfer from the Company to a customer of responsibility for disbursing monies collected from the customer's automobile dealers to fund magazines and special events for buyers of cars manufactured by that customer. The decrease in advances from customers for uncompleted projects associated with the transfer of the undisbursed funds to the customer for future disbursement was accompanied by a corresponding decrease in cash. The balance of the decrease in advances from customers for uncompleted projects was attributable to the completion of a number of projects.

     Primarily as a result of the Company's return to profitability in the fiscal year ended September 30, 2000, total stockholders' equity increased to $27,551,000 at September 30, 2000 from $22,319,000 at September 30, 1999. This increase of $5,232,000, or 23.4%, reflects a $5,550,000 increase in retained earnings, a $1,125,000 decrease in accumulated comprehensive income, a $1,128,000 increase in common stock, and a $321,000 increase in treasury stock.

OPERATING RESULTS

MARKETING SERVICES SEGMENT:

     The Company's marketing services segment is comprised of Visual Services, Inc., Vispac, Inc., PSG International, Inc., and eCity Studios, Inc., which provide marketing services under single or multiple phase contractual arrangements with customers for projects generally ranging from 3 months to 24 months in duration. Following execution of a written contract obligating the customer to pay for services rendered, revenue is recognized on completion of each project phase or otherwise as the services are rendered, in each case as specified in the agreement with the customer. Such revenue is recognized at the estimated realizable amount attributable under the agreement with the customer to the completed project phase or the service rendered, as applicable. Revenue for services attributable to customer changes to project specifications is recognized when the customer has executed a written change order and the services contemplated by the change order have been rendered or the applicable project phase has been completed, whichever occurs later. Unbilled trade accounts receivable result from revenue recognized for completed project phases in advance of customer billings. (See Note 2 to the Company's consolidated financial statements.)

  Year Ended September 30, 2000

     Revenues from the marketing services segment increased 36% to $182,403,000 for the year ended September 30, 2000 from $134,295,000 last year. This increase was due to various projects, including those projects mentioned in Item 1. The largest new projects this year were vehicle launch activities, test drive programs, and dealership training. During the year, a continuing contract with annual revenue of approximately $15 million was lost. We do not expect to see the entire impact of this in the next year, as it is being phased out. Management will seek to replace the business or make cost cutting measures as necessary.

     Cost of revenue as a percentage of sales increased approximately four percentage points from last year. The large value of the jobs mentioned in the revenue paragraph above had a higher cost of revenue proportion than our other revenues.

     Income from operations from the marketing services segment increased from $486,000 to $17,524,000 in the current year. The rate of increase in operating expenses, which consisted primarily of increases in personnel expenses, was less than the rate of increase in revenues because we were able to better utilize our core skilled staff. Thus, we were able to experience significant revenue growth without having to increase our staff as much as we would have needed to otherwise. The increase in operating expenses is primarily personnel expense increases.

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

     Income from operations from the marketing services segment decreased from $14,834,000 to $486,000. Our operating expenses decreased slightly in 1999. The rate of decrease in operating expenses was less than the rate of decrease in revenues. While there was a decrease in operating expenses, this decrease was not sufficient to offset the unexpected decline in revenues. Although sales decreased and personnel reductions were made, management chose to maintain a core skilled staff as we anticipated future sales growth opportunities. Another factor which negatively impacted operating expenses was depreciation expense which rose $800,000 primarily due to a full year's depreciation of a call center building and related equipment, purchased in fiscal year 1998, and its contents. $2,154,000 of goodwill in PSG was written off because it was considered to be impaired (see Note 2 of Notes to the Consolidated Financial Statements).

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

ENTERTAINMENT/EDUTAINMENT SECTOR:

     The Company's entertainment/edutainment segment reflects the activities of Advanced Animations, Inc., which manufactures product simulators, animatronic figures and displays for theme parks, casinos and retailers under written display contracts of varying duration. It recognizes revenue on each of those contracts based on its estimate of the percentage of work under the contract that has been completed. A percentage of the contract price, determined by the ratio of incurred costs to total estimated costs, is included in revenue and the incurred costs are charged against this revenue. Revisions in cost and profit estimates during the course of a contract are reflected in the accounting period in which the facts that require the revision become known. Billings are made in accordance with contract terms. At the time a loss on a contract becomes known, the entire amount of the estimated loss is accrued.

  Year Ended September 30, 2000

     Revenues from the entertainment/edutainment segment decreased 47% to $4,852,000 for the year from $9,065,000 last year. During the year we were told by our potential customers that their plans were on hold. Our Grossology touring exhibits and the Drunk Driving Simulator, as mentioned in Item 1, were our primary revenue for the year. The Drunk Driving Simulator program was completed in December, 2000. Unless and until another sponsor can be arranged, revenues for this segment will be approximately $2 million lower than it otherwise would be.

     Income from operations from the entertainment/edutainment segment decreased to a loss of $3,240,000 from an operating income of $2,352,000 for the prior year. The decrease was due primarily to the lack of revenue mentioned above. Although revenues decreased, operating expenses rose as we shifted production efforts to the construction of three Grossology touring exhibits. Upon completion of these exhibits, layoffs and other cost cutting measures have been implemented. The market for our products appears to remain soft. While we do not expect to have this kind of loss next year, it is uncertain whether or not this sector will be profitable. It is difficult to anticipate sales and income trends.

  Year Ended September 30, 1999

     Revenues from the entertainment/edutainment segment increased 21% to $9,065,000 for the year ended September 30, 1999 from $7,477,000 for the prior year. The increase was due primarily to new animation work received from Universal Studios Florida Men in Black exhibits and for the E.T. Adventure attraction coming to Universal Studios -- Japan.

     Income from operations from the entertainment/edutainment segment increased 48% to $2,352,000 from $1,584,000 for the prior year. The increase was due primarily to efficiencies achieved from utilization of existing tooling and technologies on repetitive projects.

  Year Ended September 30, 1998

     Revenues from the entertainment/edutainment segment increased 15% to $7,477,000 for the year ended September 30, 1998 from $6,506,000 for the prior year. The increase was due primarily to new animation work received from Universal Studios Hollywood for T2:3D "Battle Across Time" attraction and for the E.T. Adventure attraction coming to Universal Studios - Japan.

     Income from operations from the entertainment/edutainment segment increased 58% to $1,584,000 from $1,002,000 for the prior year. The increase was due primarily to efficiencies achieved from utilization of existing tooling and technologies on repetitive projects.

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

     The Entertainment/Edutainment segment requires relatively little capital for operating purposes, because its clients typically pay sizable deposits before projects begin, and make progress payments during project fabrication. Sales represent discretionary spending on the part of its customers and their customers. Because of this, projects are sometimes delayed; conversely several different projects can be awarded in a short period of time. The revenue and earnings of the Entertainment/Edutainment segment are highly variable, and will probably continue to be so.

     Generally, all obligations are met out of cash flow generated from operations and borrowings. Based on current business conditions, we expect to meet our current obligations with cash flow generated from operations and borrowings.

INVESTING ACTIVITIES.

     Capital expenditures for 2000 were approximately $4.1 million higher than 1999. This is primarily attributed to the construction of three Grossology touring exhibits in our Entertainment/Edutainment segment, and to investment in Interactive Voice Response and other systems for our call center in our Marketing Services segment.

     Venture investments include Navidec, Oz Entertainment Company (OEC), and eCollege.com.

     Navidec (NVDC -- Nasdaq) is a developer of web sites and information services. Oz Entertainment Company is developing a theme park, both physically and virtually, based on the Wizard of Oz movie and 40 additional books in the Oz series; the park is scheduled for completion in 2004. eCollege.com is a provider of online learning solutions for colleges and universities, as well as advanced web-based corporate training. We view these strategic investments in equity positions as opportunities to leverage our core competencies to expand our business lines and enter new markets. Bank covenants prohibit us from making significant additional investments in these companies.

     Navidec is a developer of web sites and web based complete automotive purchase transaction and information services for prospective customers. Their product, referred to as Driveoff.com, was sold during the year to CarPoint, which is majority-owned by Microsoft. At January 9, 2001, the 431,525 shares, acquired for $2,450,000, had a fair market value of $1,510,000.

     As of September 30, 2000, we had invested an aggregate of $4.5 million in Oz Entertainment Company ("OEC") and K.C. Investors, L.P. (as a limited partner), which plan to develop a theme park in Kansas based on the story "The Wizard of Oz." With respect to this investment, we recognized losses totaling $530,000 in fiscal year 1999, and recognized additional losses totaling $658,000 in fiscal year 2000. We expect to see continued losses until the opening of the park, which is currently scheduled for 2004. The park is planned to be constructed on 9,000 acres of land currently owned by the federal government. It is necessary to receive title to the land before construction can begin. In order to receive title to the land, approval must be received from two governmental authorities. It is anticipated that the first authority will vote to approve the project in fall, 2001. The second authority will not consider the matter until the first authority approves the project. If the two approvals are not timely received, the rights to construct a park using the "Oz" theme on that land may expire before construction could begin. The success of the park as an investment is dependent upon, among other things, receipt of title to the land, certain infrastructure improvements being completed by or paid for by governmental agencies, the availability of financing arranged through governmental agencies, and the availability of additional public or private financing. If the park does not open, the entire investment, currently valued at $3,312,000, is at risk. Although projections provided and prepared by the management of OEC forecasts that the park will be profitable upon opening, there can be no assurance that the park will be opened or that such result will be achieved. See Item 13 for a discussion of related party investments in OEC and K.C. Investors, L.P.

     During fiscal year 1999, we invested $3.5 million in convertible preferred stock in a private placement offering of eCollege.com, a company engaged in providing technology and services that enable colleges and universities to offer an online environment for distance and off-campus virtual learning. They currently have contracts with more than 190 education partners. eCollege.com sold 4.5 million shares of its common stock in an initial public offering which took place during our fiscal year 2000. As part of the offering, our investment converted into 468,808 shares of common stock. During the year, we also invested an additional $50,000 to acquire 4,500 shares of eCollege.com. At January 9, 2001 our investment in eCollege.com (ECLG -- Nasdaq) had a fair market value of $2,544,000.

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

OUTLOOK

     Although the past few months have been challenging ones for the stock market, the U.S. economy's continued control of inflationary factors and modest interest rates, added to low unemployment, argues for a relatively stable automotive market. Truck sales continue to fuel the auto industry's growth, with most automotive industry analysts predicting sales of approximately 15,000,000 to 16,000,000 new vehicles (automobiles and trucks) in the United States in 2001. While this is lower than sales in 2000, the market has been relatively consistent over the past few years. Approximately 90% of our revenues are directly associated with the automotive industry. We cannot determine what impact a reduction in automobile sales may have on us.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements in Management Discussion and Analysis of Financial Condition and Results of Operations and certain other sections of this Report are forward-looking. These may be identified by the use of forward-looking words or phrases such as "believe," "expect," "anticipate," "should," "planned," "estimated," "goal," and "potential," among others. These forward-looking statements are based on our reasonable current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results or experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and our results include but are not limited to: (1) the complexity and uncertainty regarding the development and customer acceptance of new products and services;
(2) the loss of market share through competition; (3) the introduction of competing products or service technologies by other companies; (4) pricing pressures from competitors and/or customers; (5) our inability to protect proprietary information and technology; (6) market acceptance of our touring exhibits in our Entertainment/ Edutainment segment; (7) the loss of key employees and/or customers; (8) our customers continued reliance on outsourcing;
(9) changes in our capital structure and cost of capital, and ability to borrow sufficient funds at reasonable rates (10) inability of the developers of the "Wonderful World of Oz" theme park to obtain final transfer of the property, to timely complete construction of the park, and to operate it profitably once the park opens; (11) uncertainties relating to business and economic conditions;
(12) management's ability to maintain proper contract and employee staffing levels; (13) the value of investments of the Company;

(14) our ability to timely bill and collect trade accounts receivables; (15) cutbacks in client budgets, project deferrals and cancellations; and (16) our ability to manage our growth and profitability.

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

     We are also exposed to equity price risk on our investments in publicly traded companies. Our available-for-sale securities at September 30, 2000 include our equity positions in Navidec, Inc. and eCollege.com, which have experienced significant volatility in their stock prices. We do not attempt to reduce or eliminate our market exposure on these securities. A 20% adverse change in equity price would result in an approximate $810,000 decrease in fair value in our available-for-sale securities, based upon January 9, 2001 closing market prices for Navidec and eCollege.com.

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

     William James, age 66, has been a Board member since May, 2000. He has been President and Chief Executive Officer of James Cable Partners, L.P., a privately held Delaware limited partnership and a provider of cable television in nine states, since its formation in 1988. Prior to that, he was an Executive Vice President with Capital Cities Communications (which became Capital Cities/ABC, Inc.).

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

ITEM 11.  EXECUTIVE COMPENSATION.

     The compensation for the last three years paid the Company's executive officers were:

                                                                                          LONG TERM
                                                                                         COMPENSATION
                                                      ANNUAL COMPENSATION                   AWARDS
                                          --------------------------------------------   ------------
                  (A)                     (B)       (C)          (D)          (E)            (F)
                  ---                     ----   ----------   ---------   ------------   ------------
                                                                          OTHER ANNUAL    RESTRICTED
                                                                          COMPENSATION   STOCK AWARDS
NAME AND PRINCIPAL POSITION               YEAR   SALARY ($)   BONUS ($)       ($)            ($)
---------------------------               ----   ----------   ---------   ------------   ------------
Steve Toth Jr...........................  2000    312,000         0              0
CEO                                       1999    312,000         0          1,920
                                          1998    642,000         0            950
Thomas W. Marquis Treasurer,............  2000    170,000         0              0
Secretary                                 1999    150,000         0          1,800
                                          1998    150,000         0            885
Steve Schultz...........................  2000    220,000         0              0
Exec V P -- Sales                         1999    206,660         0          1,920
                                          1998    206,660         0            950         $566,234
Terry Davis.............................  2000    300,000         0              0
Exec V P                                  1999    300,000         0          1,920
                                          1998    300,000         0            950

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

                              [PERFORMANCE GRAPH]

----------------------------------------------------------------------------------------------------------------
CHART POINTS                         09/30/95     09/30/96     09/30/97     09/30/98     09/30/99     09/30/00
----------------------------------------------------------------------------------------------------------------
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

                      NAME AND ADDRESS                          SHARES OWNED    % OWNERSHIP
                      ----------------                          ------------    -----------
Steve Toth, Jr. and family members(1).......................     27,905,755       84.10%
  41000 Woodward Avenue
  Bloomfield Hills, Michigan 48304
Martin S. Suchik(2).........................................        504,025        1.52%
  1778 Ellsworth Industrial Blvd.
  Atlanta, Georgia 30318
Thomas W. Marquis(3)........................................        514,431        1.55%
  41000 Woodward Avenue
  Bloomfield Hills, Michigan 48304

                      NAME AND ADDRESS                          SHARES OWNED    % OWNERSHIP
                      ----------------                          ------------    -----------
Steve Schultz...............................................         97,192         .29%
  41000 Woodward Avenue
  Bloomfield Hills, Michigan 48304
Terry Davis.................................................        918,906        2.77%
  41000 Woodward Avenue
  Bloomfield Hills, Michigan 48304
Harold Poling(4)............................................        309,600        0.93%
  290 Town Center Drive, Suite 322
  Dearborn, Michigan 48126
Ralph Armijo(4).............................................          2,100         .01%
  6399 South Fiddler Green Circle
  Greenwood Village, Colorado 80111
Robert F. Sui (4)...........................................          4,600         .01%
  39577 Woodward Avenue
  Bloomfield Hills, Michigan 48304
William James(4)............................................          7,100         .02%
  38710 Woodward Avenue
  Bloomfield Hills, Michigan 48304
All directors and officers as a group (9 persons) (1-4).....     30,263,709       90.57%

---------------
(1) Toth is trustee of trusts benefiting him that own 400,000 and 11,826,323 shares. Toth's spouse is the trustee of trusts benefiting Toth's daughter that owns 11,712,199 shares, and of another trust benefiting her that owns 1,010,797 shares. Toth disclaims beneficial interest in the shares held by trusts benefiting his daughter and spouse, but such shares are included with his holdings. CLT, a Michigan partnership affiliated with Toth ("CLT"), holds 2,055,586 shares. 900,850 shares are held by a charitable foundation, of which Toth is executive director.

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

     Declared Distributions to Stockholders. Prior to their acquisition, in February, July and September 1997, the income of each subsidiary (Advanced Animations, Inc., Vispac, Inc. and Visual Services, Inc.) was taxed to their respective stockholders and members. A portion of such income was distributed to pay such taxes. At September 30, 1997, we had declared, and owed, distributions of $20,659,000 to such stockholders and members. Such distributions relate not only to income earned by such subsidiaries from October 1, 1996 until their acquisition, but also include income previously retained by such subsidiaries as necessary working capital. $11,494,000 of the $20,659,000 was converted into a subordinated note payable from us to these former Stockholders, bearing interest at 7.00%, due December, 2002, and subordinated to all bank debt. $7,553,000 of this subordinated note belongs to Toth. Interest of $529,000 owing to Toth was paid during the fiscal year.

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

                      VSI HOLDINGS, INC. AND SUBSIDIARIES

                         CONSOLIDATED FINANCIAL REPORT
                               SEPTEMBER 30, 2000

                                    CONTENTS

REPORT LETTER...............................................       1
CONSOLIDATED FINANCIAL STATEMENTS
Balance Sheet...............................................       2
Statement of Operations.....................................     3-4
Statement of Changes in Stockholders' Equity................       5
Statement of Cash Flows.....................................       6
Notes to Consolidated Financial Statements..................    7-29

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

                                          PLANTE & MORAN, LLP

Ann Arbor, Michigan
December 22, 2000

                      VSI HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                     SEPTEMBER 30
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------    -----------
ASSETS
CURRENT ASSETS
  Cash......................................................  $    905,000    $   552,000
  Cash in escrow............................................            --      2,930,000
  Trade accounts receivable (net of allowance of $526,000
     and $0 at September 30, 2000 and 1999, respectively):
  Billed....................................................    53,907,000     39,820,000
  Unbilled..................................................    18,525,000      9,548,000
  Notes receivable and advances.............................       201,000         92,000
  Inventory.................................................       438,000        410,000
  Accumulated costs of uncompleted programs.................     3,744,000      4,883,000
  Deferred tax asset (Note 8)...............................       899,000        207,000
  Prepaid federal income tax................................            --      1,451,000
  Investment in available-for-sale securities (Note 3)......            --      5,259,000
  Other current assets......................................       761,000        609,000
                                                              ------------    -----------
          Total current assets..............................    79,380,000     65,761,000
  NOTES RECEIVABLE -- Officers..............................       921,000        777,000
  PROPERTY, PLANT AND EQUIPMENT -- Net (Note 4).............    22,394,000     21,575,000
  DEFERRED TAX ASSET (Note 8)...............................       830,000        715,000
  GOODWILL..................................................     1,283,000      1,710,000
  INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES (Note 3)......     7,131,000             --
  INVESTMENTS (Note 3)......................................     4,190,000      7,764,000
                                                              ------------    -----------
          Total assets......................................  $116,129,000    $98,302,000
                                                              ============    ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long-term debt (Note 6)................  $    552,000    $   516,000
  Notes payable related party (Note 5)......................     3,420,000             --
  Trade accounts payable....................................    23,479,000     18,452,000
  Notes payable to bank (Note 5)............................    35,214,000     28,426,000
  Accrued liabilities.......................................     3,970,000      3,318,000
  Federal income tax payable................................     2,139,000             --
  Advances from customers for uncompleted projects..........       375,000      5,975,000
                                                              ------------    -----------
          Total current liabilities.........................    69,149,000     56,687,000
NOTES PAYABLE -- Related parties (Note 5)...................    12,337,000     11,636,000
LONG-TERM DEBT -- Net of current portion (Note 6)...........     7,092,000      7,660,000
STOCKHOLDERS' EQUITY (Note 12)
  Preferred stock -- $1.00 par value per share, 2,000,000
     shares authorized, no shares issued....................            --             --
  Common stock -- $.01 par value per share, 60,000,000
     shares authorized, 33,580,000 shares issued in 2000 and
     32,960,000 shares issued in 1999.......................       336,000        330,000
  Additional paid-in capital................................     8,071,000      6,949,000
  Retained earnings.........................................    20,270,000     14,720,000
  Accumulated other comprehensive income....................       730,000      1,855,000
  Treasury stock, at cost -- 400,000 shares in 2000 and
     300,000 shares in 1999.................................    (1,856,000)    (1,535,000)
  Stock subscription receivable.............................            --             --
                                                              ------------    -----------
          Total stockholders' equity........................    27,551,000     22,319,000
                                                              ------------    -----------
          Total liabilities and stockholders' equity........  $116,129,000    $98,302,000
                                                              ============    ===========

   See Accompanying Summary of Accounting Policies and Notes to Consolidated
                              Financial Statements

                      VSI HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                 YEAR ENDED SEPTEMBER 30
                                                       --------------------------------------------
                                                           2000            1999            1998
                                                       ------------    ------------    ------------
REVENUE............................................    $187,255,000    $143,360,000    $163,158,000
EXPENSES
  Cost of revenue..................................      82,471,000      57,105,000      71,861,000
  Operating expenses...............................      90,737,000      82,901,000      74,810,000
                                                       ------------    ------------    ------------
          Total expenses...........................     173,208,000     140,006,000     146,671,000
                                                       ------------    ------------    ------------
OPERATING INCOME...................................      14,047,000       3,354,000      16,487,000
OTHER INCOME (EXPENSES)
  Equity in losses of unconsolidated investee (Note
     3)............................................      (1,515,000)       (400,000)             --
Interest and other income (expense)................          69,000        (516,000)        (37,000)
Gain (loss) on sale of assets......................         168,000              --         (32,000)
Interest expense...................................      (3,708,000)     (3,005,000)     (2,320,000)
                                                       ------------    ------------    ------------
          Total other expenses.....................      (4,986,000)     (3,921,000)     (2,389,000)
                                                       ------------    ------------    ------------
INCOME (LOSS) -- Before income taxes...............       9,061,000        (567,000)     14,098,000
PROVISION FOR (BENEFIT FROM) INCOME TAXES (Note
  8)...............................................       3,511,000         (69,000)      4,887,000
                                                       ------------    ------------    ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS...........       5,550,000        (498,000)      9,211,000
DISCONTINUED OPERATIONS (Note 14)
  Loss from discontinued operations -- Net of
     income tax benefit of $220,000................              --              --        (428,000)
  Gain on disposal of subsidiary -- Net of income
     tax of $140,000...............................              --              --         271,000
                                                       ------------    ------------    ------------
Total discontinued operations......................              --              --        (157,000)
                                                       ------------    ------------    ------------
NET INCOME (LOSS)..................................       5,550,000        (498,000)      9,054,000
OTHER COMPREHENSIVE INCOME (EXPENSE) -- Net of tax
  Foreign currency translation adjustment..........         (17,000)         24,000         (23,000)
  Unrealized gain (loss) on securities (Note 3)....      (1,108,000)      1,854,000              --
                                                       ------------    ------------    ------------
  Total other comprehensive income (expense).......      (1,125,000)      1,878,000         (23,000)
                                                       ------------    ------------    ------------
COMPREHENSIVE INCOME...............................    $  4,425,000    $  1,380,000    $  9,031,000
                                                       ============    ============    ============
EARNINGS PER SHARE
Basic:
  Income (loss) from continuing operations.........    $       0.17    $      (0.02)   $       0.28
  Loss from discontinued operations................              --              --           (0.01)
  Gain on disposal of subsidiary...................              --              --            0.01
                                                       ------------    ------------    ------------
Basic net income (loss) per share..................    $       0.17    $      (0.02)   $       0.28
                                                       ============    ============    ============
Fully diluted:
  Income (loss) from continuing operations.........    $       0.17    $      (0.02)   $       0.27
  Loss from discontinued operations................              --              --           (0.01)
  Gain on disposal of subsidiary...................              --              --            0.01
                                                       ------------    ------------    ------------
Fully diluted net income (loss) per share..........    $       0.17    $      (0.02)   $       0.27
                                                       ============    ============    ============
WEIGHTED AVERAGE SHARES OUTSTANDING
  Basic............................................      33,070,000      32,816,000      32,851,000
  Effect of stock options..........................         262,000              --         682,000
                                                       ------------    ------------    ------------
Fully diluted......................................      33,332,000      32,816,000      33,533,000
                                                       ============    ============    ============

     See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

                      VSI HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                         COMMON STOCK                ACCUMULATED OTHER COMPREHENSIVE INCOME
                                         ------------                --------------------------------------

                                                             ADDITIONAL                                    STOCK
                                                               PAID-IN      RETAINED      TREASURY     SUBSCRIPTIONS
                                       SHARES      AMOUNT      CAPITAL      EARNINGS        STOCK       RECEIVABLE
                                     ----------   --------   -----------   -----------   -----------   -------------
BALANCE -- October 1, 1997.........  40,371,000   $404,000   $ 7,917,000   $ 6,253,000   $(2,907,000)    $     --
Net income.........................          --         --            --     9,054,000            --           --
Exercise of stock options (Note
  12)..............................      64,000         --        45,000            --            --           --
Issuance of stock options (Note
  12)..............................          --         --        83,000            --            --           --
Acquisition of stock for
  treasury.........................          --         --            --            --      (736,000)          --
Distributions to stockholders......          --         --            --       (89,000)           --           --
Foreign currency translation
  adjustments......................          --         --            --            --            --           --
Stock issued in acquisition (Note
  1)...............................     280,000      3,000            --            --            --           --
Issuance of stock..................      26,000         --       163,000            --            --      (25,000)
                                     ----------   --------   -----------   -----------   -----------     --------
BALANCE -- September 30, 1998......  40,741,000    407,000     8,208,000    15,218,000    (3,643,000)     (25,000)
Net loss...........................          --         --            --      (498,000)           --           --
Exercise of stock options (Note
  12)..............................       2,000         --         1,000            --            --           --
Issuance of restricted stock (Note
  11)..............................     154,000      2,000       985,000            --            --           --
Acquisition of stock for
  treasury.........................          --         --            --            --      (798,000)          --
Foreign currency translation
  adjustments......................          --         --            --            --            --           --
Issuance of stock..................      87,000      1,000       417,000            --            --           --
Retirement of treasury stock.......  (8,024,000)   (80,000)   (2,826,000)           --     2,906,000           --
Repayment of stock subscriptions...          --         --            --            --            --       25,000
Tax benefit of stock options
  exercised........................          --         --        92,000            --            --           --
Issuance of stock options (Note
  12)..............................          --         --        72,000            --            --           --
Unrealized gain on investments.....          --         --            --            --            --           --
                                     ----------   --------   -----------   -----------   -----------     --------
BALANCE -- September 30, 1999......  32,960,000    330,000     6,949,000    14,720,000    (1,535,000)          --
Net income.........................          --         --            --     5,550,000            --           --
Exercise of stock options (Note
  12)..............................     440,000      4,000        70,000            --            --           --
Issuance of restricted stock (Note
  11)..............................     175,000      2,000     1,037,000            --            --           --
Acquisition of stock for
  treasury.........................          --         --            --            --      (321,000)          --
Foreign currency translation
  adjustments......................          --         --            --            --            --           --
Issuance of stock..................       5,000         --        15,000            --            --           --
Unrealized loss on investments.....          --         --            --            --            --           --
                                     ----------   --------   -----------   -----------   -----------     --------
BALANCE -- September 30, 2000......  33,580,000   $336,000   $ 8,071,000   $20,270,000   $(1,856,000)    $     --
                                     ==========   ========   ===========   ===========   ===========     ========

                                        ACCUMULATED OTHER COMPREHENSIVE INCOME
                                        --------------------------------------
                                       FOREIGN
                                      CURRENCY     UNREALIZED GAIN       TOTAL
                                     TRANSLATION      (LOSS) ON      STOCKHOLDERS'
                                     ADJUSTMENTS     INVESTMENTS        EQUITY
                                     -----------   ---------------   -------------
BALANCE -- October 1, 1997.........   $     --       $       --       $11,667,000
Net income.........................         --               --         9,054,000
Exercise of stock options (Note
  12)..............................         --               --            45,000
Issuance of stock options (Note
  12)..............................         --               --            83,000
Acquisition of stock for
  treasury.........................         --               --          (736,000)
Distributions to stockholders......         --               --           (89,000)
Foreign currency translation
  adjustments......................    (23,000)              --           (23,000)
Stock issued in acquisition (Note
  1)...............................         --               --             3,000
Issuance of stock..................         --               --           138,000
                                      --------       ----------       -----------
BALANCE -- September 30, 1998......    (23,000)              --        20,142,000
Net loss...........................         --               --          (498,000)
Exercise of stock options (Note
  12)..............................         --               --             1,000
Issuance of restricted stock (Note
  11)..............................         --               --           987,000
Acquisition of stock for
  treasury.........................         --               --          (798,000)
Foreign currency translation
  adjustments......................     24,000               --            24,000
Issuance of stock..................         --               --           418,000
Retirement of treasury stock.......         --               --                --
Repayment of stock subscriptions...         --               --            25,000
Tax benefit of stock options
  exercised........................         --               --            92,000
Issuance of stock options (Note
  12)..............................         --               --            72,000
Unrealized gain on investments.....         --        1,854,000         1,854,000
                                      --------       ----------       -----------
BALANCE -- September 30, 1999......      1,000        1,854,000        22,319,000
Net income.........................         --               --         5,550,000
Exercise of stock options (Note
  12)..............................         --               --            74,000
Issuance of restricted stock (Note
  11)..............................         --               --         1,039,000
Acquisition of stock for
  treasury.........................         --               --          (321,000)
Foreign currency translation
  adjustments......................    (17,000)              --           (17,000)
Issuance of stock..................         --               --            15,000
Unrealized loss on investments.....         --       (1,108,000)       (1,108,000)
                                      --------       ----------       -----------
BALANCE -- September 30, 2000......   $(16,000)      $  746,000       $27,551,000
                                      ========       ==========       ===========

     See Accompanying Summary of Accounting Policies and Notes to Consolidated Financial Statements

                      VSI HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED SEPTEMBER 30
                                                       --------------------------------------------
                                                           2000            1999            1998
                                                       ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)................................    $  5,550,000    $   (498,000)   $  9,054,000
  Adjustments to reconcile net income (loss) to net
     cash from operating activities:
     Depreciation and amortization.................       5,817,000       5,669,000       4,865,000
     Write-off of goodwill.........................              --       2,154,000              --
     Bad Debt expense..............................         526,000              --              --
     Equity in losses of unconsolidated investee...       1,515,000         400,000         295,000
     Noncash retirement plan contribution..........              --         229,000              --
     Noncash proceeds from sale of subsidiary......              --              --        (736,000)
     Deferred income taxes.........................        (237,000)       (347,000)        244,000
     (Gain) Loss on sale of property, plant and
       equipment...................................        (168,000)             --          32,000
     Issuance of stock options.....................              --          72,000          83,000
     Write-off of assets...........................         516,000         421,000              --
  Changes in operating assets:
     Trade accounts receivable.....................     (24,090,000)        198,000     (12,881,000)
     Inventory.....................................         (28,000)         (1,000)        381,000
     Accumulated costs of uncompleted programs.....       1,139,000      (1,663,000)       (555,000)
     Other current assets..........................        (152,000)        556,000       2,361,000
     Prepaid/accrued federal income tax............       3,590,000      (5,921,000)      4,562,000
     Trade accounts payable........................       5,027,000       6,526,000       2,000,000
     Accrued liabilities...........................       1,691,000         488,000       1,607,000
     Advances from customers for uncompleted
       projects....................................      (2,670,000)        800,000       1,177,000
                                                       ------------    ------------    ------------
          Net cash provided by (used in) operating
            activities.............................      (1,974,000)      9,083,000      12,489,000
CASH FLOWS FROM INVESTING ACTIVITIES
  Additions to property, plant and equipment.......      (7,165,000)     (3,061,000)    (13,506,000)
  Proceeds from sale of property, plant and
     equipment.....................................         608,000              --           2,000
  Additions to notes receivable and advances.......        (253,000)       (146,000)     (1,138,000)
  Payments on notes receivable and advances........              --       1,200,000       9,708,000
  Investments in affiliates........................              --              --      (2,925,000)
  Investment in available-for-sale securities......         (50,000)     (2,450,000)             --
  Purchase of other investments....................        (941,000)     (7,150,000)       (307,000)
                                                       ------------    ------------    ------------
          Net cash used in investing activities....      (7,801,000)    (11,607,000)     (8,166,000)
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on long-term debt.............        (532,000)       (918,000)       (164,000)
  Proceeds from long-term debt.....................              --       2,621,000       3,580,000
  Principal payments on related party debt.........      (1,080,000)        (18,000)             --
  Proceeds from related party debt.................       5,201,000         160,000      11,055,000
  Net borrowings on notes payable..................       6,788,000       3,287,000       1,994,000
  Proceeds from issuance of stock..................          89,000         190,000         211,000
  Distributions to stockholders....................              --              --     (20,748,000)
  Acquisition of treasury stock....................        (321,000)       (798,000)             --
  Proceeds from payment of stock subscription......              --          25,000              --
  Redemption of common stock.......................              --      (1,960,000)             --
                                                       ------------    ------------    ------------
          Net cash provided by (used in) financing
            activities.............................      10,145,000       2,589,000      (4,072,000)
EFFECT OF EXCHANGE RATE CHANGES ON CASH............         (17,000)         24,000         (23,000)
                                                       ------------    ------------    ------------
NET INCREASE IN CASH...............................         353,000          89,000         228,000
CASH -- Beginning of year..........................         552,000         463,000         235,000
                                                       ------------    ------------    ------------
CASH -- End of year................................    $    905,000    $    552,000    $    463,000
                                                       ============    ============    ============

                 See Notes to Consolidated Financial Statements

                      VSI HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2000 AND 1999

NOTE 1 -- ORGANIZATION OF THE COMPANY AND BASIS OF PRESENTATION

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

NOTE 2 -- SIGNIFICANT ACCOUNTING POLICIES

     REVENUE RECOGNITION -- Visual Services, Inc., Vispac, Inc, PSG International, Inc. and eCity Studios, Inc. provide marketing services under single or multiple phase contractual arrangements with customers for projects generally ranging from 3 months to 24 months in duration. Following execution of a written contract obligating the customer to pay for services rendered, revenue is recognized on completion of each project phase or otherwise as the services are rendered, in each case as specified in the agreement with the customer. Such revenue is recognized at the estimated realizable amount attributable under the agreement with the customer to the completed project phase or the service rendered, as applicable. Revenue for services attributable to customer changes to project specifications is recognized when the customer has executed a written change order and the services contemplated by the change order have been rendered or the applicable project phase has been completed, whichever occurs later. Unbilled trade accounts receivable result from revenue recognized for completed project phases in advance of customer billings.

     Advanced Animations, Inc. manufactures product simulators, animatronic figures and displays for theme parks, casinos and retailers under written display contracts of varying duration. It recognizes revenue on each of those contracts based on its estimate of the percentage of work under the contract that has been completed. A percentage of the contract price, determined by the ratio of incurred costs to total estimated costs, is

                      VSI HOLDINGS, INC. AND SUBSIDIARIES
included in revenue and the incurred costs are charged against this revenue. Revisions in cost and profit estimates during the course of a contract are reflected in the accounting period in which the facts that require the revision become known. Billings are made in accordance with contract terms. At the time a loss on a contract becomes known, the entire amount of the estimated loss is accrued.

     CASH IN ESCROW -- Certain amounts received from clients in advance had been restricted and held in escrow until costs related to a specific job are incurred by the Company. During the year ended September 30, 2000, the escrow arrangement was terminated.

     INVENTORY -- Inventory, which consists of raw materials and supplies, is recorded at the lower of cost, determined on the specific unit basis, or market.

     ACCUMULATED COSTS OF UNCOMPLETED PROGRAMS -- Accumulated costs of uncompleted programs consist of costs accumulated on various service-related contracts of Visual Services, Inc. The accumulated costs are included as a current asset, as they consist of ongoing job costs, which will be recorded as cost of revenue against the appropriate revenue recognized within the next fiscal year. At September 30, 2000 and 1999, indirect contract costs amounting to $733,000 and $720,000, respectively, were capitalized and included in accumulated costs.

     PROPERTY, PLANT AND EQUIPMENT -- Property, plant and equipment are recorded at cost. Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of the assets. Amortization of leasehold improvements is computed on the straight-line method over the estimated useful lives of the assets or the lease term. Costs of maintenance and repairs are charged to expense when incurred. Production costs, representing the direct materials, labor, overhead costs and interest associated with self-constructed assets, are capitalized during construction. Once completed and placed in service, the assets are reclassified to equipment and depreciated over the appropriate depreciable lives.

     GOODWILL -- Goodwill represents the excess cost of acquiring PSG International, Inc. over the fair value of its net assets at the date of acquisition. The carrying value of goodwill is evaluated annually based on the projected discounted cash flows of PSG International, Inc. To the extent the carrying value of goodwill significantly exceeds the projected discounted cash flows, a write-down of goodwill is recorded. During the year ended September 30, 1999, as a result of a reduction in the estimated future business generated by PSG International, Inc., goodwill of $2,154,000 relating to the acquisition was written off because it was considered to have no continuing value. In addition, the Company reduced the life over which the remaining goodwill was being amortized from 15 to 6 years. This change in the estimated life of the goodwill had the effect of decreasing net income for the year ended September 30, 1999 by $260,000 ($0.01 per share). At September 30, 2000 and 1999, accumulated amortization amounted to $1,047,000 and $620,000, respectively.

     Total amortization expense amounted to $427,000, $422,000 and $198,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

     INCOME TAXES -- Deferred tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and income tax bases of assets and liabilities using currently enacted income tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the year in deferred tax assets and liabilities.

     RETIREMENT PLAN -- The Company has a voluntary retirement savings plan designed in accordance with Section 401(k) of the Internal Revenue Code that covers all eligible employees. Employer contributions are discretionary and determined annually by management. There was no contribution made for the year ended September 30, 2000. Employer contributions amounted to $229,000 of the Company's stock and $212,000 of cash for the years ended September 30, 1999 and 1998, respectively.

                      VSI HOLDINGS, INC. AND SUBSIDIARIES

     EARNINGS PER SHARE -- Earnings per share is computed using the weighted average number of shares outstanding. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year, without regard to stock options and restricted stock awards outstanding. In the computation of fully diluted earnings per share, the treasury stock method of determining weighted average shares is required, which assumes the exercise of existing stock options and awards and the repurchase of shares with the proceeds, if such a computation has a dilutive effect.

     STOCK OPTIONS -- The Company has several stock option plans (see Note 12). Options granted to nonemployees are accounted for at fair value. Options granted to employees and directors are accounted for using the intrinsic value method, under which compensation expense is recorded at the amount by which the market price of the underlying stock at the grant date exceeds the exercise price of an option. Under the Company's plans, the exercise price on all options granted equals or exceeds the fair value of the stock at the grant date. Accordingly, no compensation cost is recorded as a result of stock option awards to employees under the plans.

     IMPAIRMENT OF LONG-LIVED ASSETS -- The Company reviews long-lived assets for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. An impairment is recognized when the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value.

     INVESTMENTS -- The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

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

     INVESTMENT IN PARTNERSHIPS -- Investments in partnerships are accounted for using the equity method.

     COMPREHENSIVE INCOME -- Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, are reported as a direct adjustment to the equity section of the balance sheet. Such items, along with net income, are considered components of comprehensive income.

     FOREIGN CURRENCY TRANSLATION -- The assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period, revenue and expenses are translated at the average monthly exchange rates, and all other equity transactions are translated using the actual rate on the date of the transaction.

     USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For example, the Company recognizes certain revenue using the percentage of completion method, which requires the use of significant estimates. Actual results could differ from those estimates.

                      VSI HOLDINGS, INC. AND SUBSIDIARIES

     FUTURE ACCOUNTING CHANGES -- In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101. The staff accounting bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Any changes that may be required as a result of this bulletin are required to be implemented no later than the last fiscal quarter of the fiscal year beginning October 1, 2000. Management is finalizing its assessment of the impact this bulletin will have, if any, on the Company's financial statements.

     RECLASSIFICATIONS -- The Company has made certain reclassifications to the statement of operations. These reclassifications had no impact on net income, earnings per share or stockholders' equity.

NOTE 3 -- INVESTMENTS

     The available-for-sale securities consist of the following:

                                                                   2000          1999
                                                                ----------    ----------
431,525 shares of Navidec, Inc. common stock (representing a
  less than 5 percent ownership interest)...................    $3,344,000    $5,259,000
473,308 shares of eCollege.com common stock (representing a
  less than 5 percent ownership interest)...................     3,787,000            --
                                                                ----------    ----------
Total investment in available-for-sale securities...........    $7,131,000    $5,259,000
                                                                ==========    ==========

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

     The Company's investment in partnerships and nonmarketable securities consists of the following:

                                                                   2000          1999
                                                                ----------    ----------
KC Investors, L.P...........................................    $2,812,000    $3,470,000
Corporate Eagle Five, L.L.C.................................       540,000       762,000
Visual Learning Systems, L.L.C..............................      (124,000)       32,000
Performance Planning, L.L.C.................................       462,000            --
                                                                ----------    ----------
  Total investment in partnerships..........................     3,690,000     4,264,000
Nonmarketable equity securities.............................       500,000     3,500,000
                                                                ----------    ----------
  Total investment in partnership and nonmarketable
     securities.............................................    $4,190,000    $7,764,000
                                                                ==========    ==========

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

                      VSI HOLDINGS, INC. AND SUBSIDIARIES

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

NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                                                  DEPRECIABLE
                                                       2000           1999        LIFE - YEARS
                                                    -----------    -----------    ------------
Land and land improvements......................    $ 1,286,000    $ 1,286,000          --
Building........................................      8,171,000      8,171,000       18-39
Furniture, fixtures and equipment...............     38,547,000     35,539,000        5-10
Leasehold improvements..........................      3,810,000      3,808,000       18-39
Production costs................................             --      1,250,000          --
Vehicles........................................        960,000      2,113,000           5
                                                    -----------    -----------
       Total....................................     52,774,000     52,167,000
Less accumulated depreciation and
  amortization..................................     30,380,000     30,592,000
                                                    -----------    -----------
  Net carrying amount...........................    $22,394,000    $21,575,000
                                                    ===========    ===========

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

                      VSI HOLDINGS, INC. AND SUBSIDIARIES

NOTE 5 -- NOTES PAYABLE

     The Company has several lines of credit, as follows:

                                                                  2000           1999
                                                               -----------    -----------
Bank line of credit permitting borrowings up to $32,000,000
  at .50 percent below the bank's prime rate (9.50 percent
  at September 30, 2000). Borrowings equal to or greater
  than $500,000 can be made for fixed periods of time at a
  fixed rate equal to LIBOR plus 1.50 percent (LIBOR at
  September 30, 2000 was 6.62 percent). Collateralized by
  all assets of the Company and expiring in March 2001.....    $24,434,000    $22,413,000
Bank line of credit permitting borrowings up to $5,000,000
  at .50 percent below the bank's prime rate (9.50 percent
  at September 30, 2000). Borrowings equal to or greater
  than $500,000 can be made for fixed periods of time at a
  fixed rate equal to LIBOR plus 1.50 percent (LIBOR at
  September 30, 2000 was 6.62 percent) Collateralized by
  all assets of the Company and expiring in March 2002.....      4,900,000      3,750,000
Checks written but not yet presented to the bank. Upon
  presentation to the bank, additional borrowings will be
  made on the line of credit. The Company policy is to
  reflect these checks as additional amounts payable to the
  bank.....................................................      5,880,000      2,263,000
                                                               -----------    -----------
       Total notes payable to bank.........................    $35,214,000    $28,426,000
                                                               ===========    ===========

     The loan agreements contain certain covenants requiring that, among other things, the Company maintain certain levels of net worth and working capital and that the ratio of total liabilities to net worth, debt service ratio and current ratio do not exceed certain amounts.

     Notes payable to related parties consists of the following:

                                                                  2000           1999
                                                               -----------    -----------
Notes payable to stockholders of VSI Holdings, Inc.,
  unsecured, bearing interest at 7.00 percent and due
  December 31, 2002. The notes are subordinated to all bank
  debt.....................................................    $12,337,000    $11,636,000
Note payable to a partnership in which the Company's
  controlling stockholder owns 100 percent through direct
  and indirect ownership. The unsecured note is due on
  demand and bears interest at 7.00 percent................      2,920,000             --
Note payable to a stockholder, unsecured, bearing interest
  at 7.00 percent and due on demand........................        500,000             --
                                                               -----------    -----------
       Total...............................................     15,757,000     11,636,000
       Less current portion................................      3,420,000             --
                                                               -----------    -----------
       Long-term portion...................................    $12,337,000    $11,636,000
                                                               ===========    ===========

     The weighted-average interest rate on short-term notes payable was 8.70 percent and 6.90 percent as of September 30, 2000 and 1999, respectively.

                      VSI HOLDINGS, INC. AND SUBSIDIARIES

NOTE 6 -- LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                   2000          1999
                                                                ----------    ----------
Mortgage payable to bank, bearing interest at the bank's
  prime rate (9.50 percent at September 30, 2000), due in
  monthly installments of $21,765 including interest, with a final principal payment due on September 1, 2004. The
  mortgage is collateralized by the related land and
  building with a net book value of $2,768,000 at September
  30, 2000..................................................     2,352,000     2,400,000
Mortgage payable to bank, bearing interest at 6.30 percent,
  due in monthly installments of $18,199 including interest, with a final principal payment due on October 8, 2005. The mortgage is collateralized by the related land and
  building with a net book value of $3,355,000 at September
  30, 2000..................................................     2,349,000     2,415,000
Term loan payable to bank, bearing interest at 6.52 percent, due in monthly installments of $33,724 including interest
  with the final payment due October 8, 2001. The loan is
  collateralized by all assets of the Company...............       390,000       756,000
Mortgage payable to bank, bearing interest at 8.17 percent,
  due in monthly installments of $22,201 including interest, with a final principal payment due on June 4, 2004. The
  mortgage is collateralized by the related land and
  building with a net book value of $691,000 at September
  30, 1999..................................................     2,553,000     2,605,000
                                                                ----------    ----------
Total.......................................................     7,644,000     8,176,000
Less current portion........................................       552,000       516,000
                                                                ----------    ----------
Long-term portion...........................................    $7,092,000    $7,660,000
                                                                ==========    ==========

     Estimated principal payments due on the long-term debt are as follows:

                 YEARS ENDING SEPTEMBER 30                        AMOUNT
                 -------------------------                        ------
2001........................................................    $  552,000
2002........................................................       246,000
2003........................................................       229,000
2004........................................................     4,586,000
2005........................................................        93,000
2006 and thereafter.........................................     1,938,000
                                                                ----------
     Total..................................................    $7,644,000
                                                                ==========

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

     LEASE COMMITMENTS -- The Company utilizes operating leases for equipment, warehouses and operating facilities. For most locations, the Company pays taxes, insurance and maintenance costs. Lease terms generally range from one to six years with renewal options for additional three- to five-year periods.

     The Company leases one of its primary operating facilities from a partnership, of which the Company's controlling stockholder owns 100 percent through direct and indirect ownership.

                      VSI HOLDINGS, INC. AND SUBSIDIARIES

     The minimum lease payments for the remaining years under the above leases are as follows:

       YEARS ENDING SEPTEMBER 30            RELATED PARTY      OTHER          TOTAL
       -------------------------            -------------    ----------    -----------
2001....................................     $  551,000      $4,102,000    $ 4,653,000
2002....................................        623,000       3,791,000      4,414,000
2003....................................        638,000       1,759,000      2,397,000
2004....................................        638,000         121,000        759,000
2005....................................        638,000          30,000        668,000
2006 and thereafter.....................        797,000              --        797,000
                                             ----------      ----------    -----------
       Total............................     $3,885,000      $9,803,000    $13,688,000
                                             ==========      ==========    ===========

     The Company remains the guarantor of the operating leases of BKNT Retail Stores, Inc. (see Note 14). The sole stockholder of BKNT Retail Stores, Inc. has pledged 216,750 shares of VSI Holdings, Inc. as collateral relating to the lease commitments. The minimum lease payments for the remaining years under these leases are as follows:

                 YEARS ENDING SEPTEMBER 30                       AMOUNT
                 -------------------------                      --------
2001........................................................    $322,000
2002........................................................      88,000
2003........................................................      25,000
                                                                --------
       Total................................................    $435,000
                                                                ========

     Rent expense was as follows for the years ended September 30:

                                                2000          1999          1998
                                             ----------    ----------    ----------
Related party............................    $  551,000    $  551,000    $  551,000
Other....................................     3,133,000     3,169,000     4,176,000
                                             ----------    ----------    ----------
       Total.............................    $3,684,000    $3,720,000    $4,727,000
                                             ==========    ==========    ==========

NOTE 8 -- INCOME TAXES

     The following is a summary of the deferred tax assets and liabilities at September 30, 2000 and 1999:

                                                                   2000          1999
                                                                ----------    ----------
Deferred tax assets:
Depreciation and amortization...............................    $1,050,000    $  991,000
Net operating loss carryforwards............................            --        36,000
Accrued expenses not deductible for tax purposes............       900,000       670,000
Losses from partnership investments -- Equity method........       405,000       180,000
                                                                ----------    ----------
       Total deferred tax assets............................     2,355,000     1,877,000
Deferred tax liabilities -- Unrealized gain from
  investments...............................................      (385,000)     (955,000)
                                                                ----------    ----------
  Net deferred tax asset before valuation allowance.........     1,970,000       922,000
Valuation allowance.........................................      (241,000)           --
                                                                ----------    ----------
  Net deferred tax asset....................................    $1,729,000    $  922,000
                                                                ==========    ==========

                      VSI HOLDINGS, INC. AND SUBSIDIARIES

     The provision for income taxes consists of the following:

                                                                  2000         1999         1998
                                                               ----------    --------    ----------
Current....................................................    $3,748,000    $278,000    $4,643,000
Deferred...................................................      (237,000)   (347,000)      244,000
                                                               ----------    --------    ----------
       Total provision for (benefit from) income taxes.....    $3,511,000    $(69,000)   $4,887,000
                                                               ==========    ========    ==========

     A reconciliation of taxes on income from continuing operations based on the statutory federal income tax rate to the provision for income taxes is as follows:

                                                         2000         1999          1998
                                                      ----------    ---------    ----------
Tax computed at statutory federal income tax
  rate............................................    $3,080,000    $(193,000)   $4,793,000
Nondeductible expenses............................       196,000      164,000        92,000
Change in valuation allowance.....................       241,000           --            --
Adjustments to prior year taxes and other.........        (6,000)     (40,000)        2,000
                                                      ----------    ---------    ----------
  Total provision for (benefit from) income
     taxes........................................    $3,511,000    $ (69,000)   $4,887,000
                                                      ==========    =========    ==========

     A valuation allowance has been established due to the uncertainty of the Company being able to realize certain losses from partnerships for tax purposes.

NOTE 9 -- CASH FLOWS

     Cash paid during the years ended September 30, 2000, 1999 and 1998 for interest amounted to $3,589,000, $3,013,000 and $2,123,000, respectively. Cash paid for income taxes in those years was $158,000, $6,199,000 and $6,000, respectively.

     The Company had the following noncash transactions:

     - During 2000, the Company received 1,342 shares of senior preferred stock in Oz Entertainment Company in exchange for a reduction of an accounts receivable due from Oz Entertainment Company of $500,000.

     - During the years ended September 30, 2000 and 1999, the Company issued 174,713 and 154,126 shares of stock under its restricted stock compensation plan, respectively (see Note 11). As a result, the Company reduced the accrual for stock compensation and recorded additional stock and paid-in capital totaling $1,039,000 and $987,000, respectively.

     - During 1998, the Company purchased PSG International, Inc. As part of the purchase price, the Company issued 280,000 shares of common stock with a value at the date of purchase of $1,960,000 (see Note 1).

     - During 1998, the Company received 144,000 shares of its own common stock valued at $736,000 as proceeds on the sale of the discontinued operations.

NOTE 10 -- SELF-INSURANCE PLAN

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

                      VSI HOLDINGS, INC. AND SUBSIDIARIES

NOTE 11 -- STOCK COMPENSATION

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

                                2000                      1999                      1998
                       -----------------------   -----------------------   -----------------------
                       UNISSUED   UNRECOGNIZED   UNISSUED   UNRECOGNIZED   UNISSUED   UNRECOGNIZED
                        SHARES    COMPENSATION    SHARES    COMPENSATION    SHARES    COMPENSATION
                       --------   ------------   --------   ------------   --------   ------------
Share rights
  outstanding:
  Balance --
     Beginning of
     year............   381,525    $ 663,000      462,375   $ 1,604,000         --    $        --
  Rights awarded
     during year.....    51,000      149,000      102,298       463,000    462,375      2,961,000
  Rights forfeited
     during year.....   (26,805)    (161,000)     (29,022)     (188,000)        --             --
  Shares issued
     during year.....  (174,713)          --     (154,126)           --         --             --
  Compensation
     recognized......        --     (468,000)          --    (1,216,000)        --     (1,357,000)
                       --------    ---------     --------   -----------    -------    -----------
  Balance -- End of
     year............   231,007    $ 183,000      381,525   $   663,000    462,375    $ 1,604,000
                       ========    =========     ========   ===========    =======    ===========
  Vested, unissued
     shares -- End of
     year............        --                        --

NOTE 12 -- STOCK OPTIONS

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

                      VSI HOLDINGS, INC. AND SUBSIDIARIES

     The Company has stock options outstanding or issuable for the benefit of employees and directors under the following plans:

     1986 INCENTIVE STOCK OPTION PLAN -- Options under this plan were granted to officers and key employees at prices not less than the market price at date of grant. Options are generally exercisable one-third annually commencing 12 months after the date granted and expire at the end of six years. This plan terminated in March 1996 and no new options will be granted. There were no options exercised during the years ended September 30, 2000 and 1999. Options for 22,000 shares were exercised during the year ended September 30, 1998. Options for 40,000 shares remain outstanding at September 30, 2000.

     1986 NONQUALIFIED STOCK OPTION PLAN -- Options under this plan were granted to officers and employees at prices not less than the market price at date of grant. Options are generally exercisable one-third annually commencing 12 months after the date granted and expire at the end of 10 years. This plan terminated in March 1996 and no new options will be granted under the plan. Options for 15,000, 2,090 and 42,290 shares were exercised during the years ended September 30, 2000, 1999 and 1998, respectively. Options for 33,620 shares remain outstanding at September 30, 2000.

     1997 NONQUALIFIED STOCK OPTION PLAN AND 1997 INCENTIVE STOCK OPTION
PLAN -- These plans were established during 1997 to issue options to officers and employees at prices not less than the market price at date of grant. Each plan is authorized to issue options for 500,000 shares of the Company's common stock. During the year ended September 30, 1999, the Company approved the addition of 1,000,000 options to the 1997 Incentive Stock Option Plan. Generally, the options vest over a three-year period with 50 percent vesting after two years and the remaining vesting after three years from the date of grant. During the years ended September 30, 2000, 1999 and 1998, 48,000, 67,666, and 518,000 incentive stock options were granted, respectively. Options for 64,666 and 51,000 were cancelled during the years ended September 30, 2000 and 1999, respectively. No options have been exercised under these plans. Options for 518,000 shares remain outstanding at September 30, 2000.

     INDEPENDENT DIRECTOR STOCK OPTION PLAN -- Options under this plan are granted to independent directors who are neither employees nor beneficial owners of 5 percent or more of the Company's common stock at prices equal to the market price of the Company's common stock at date of grant. During the years ended September 30, 2000 and 1998, 120,000 and 10,000 options were granted, respectively. No options were granted during the year ended September 30, 1999. During the year ended September 30, 2000, options for 27,500 were cancelled. No options were exercised during the years ended September 2000, 1999 and 1998. Options granted are usually exercisable 30 days from date of grant as determined by vesting schedules in the plan. Options for 122,500 shares remain outstanding at September 30, 2000.

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

     Information regarding these fixed-price option plans for the years ended September 30, 2000, 1999 and 1998 are as follows:

                      VSI HOLDINGS, INC. AND SUBSIDIARIES

                                          2000                     1999                     1998
                                ------------------------   ---------------------   -----------------------
                                                WEIGHTED                WEIGHTED                  WEIGHTED
                                                AVERAGE                 AVERAGE                   AVERAGE
                                                EXERCISE                EXERCISE                  EXERCISE
                                   SHARES        PRICE       SHARES      PRICE        SHARES       PRICE
                                -------------   --------   ----------   --------   ------------   --------
Options outstanding --
  Beginning of year...........      1,221,286    $3.91      1,121,710    $3.64          600,000    $0.38
Canceled......................        (92,166)    5.92        (51,000)    7.19               --       --
Granted.......................        168,000     3.66        152,666     6.81          586,000     6.28
Exercised.....................       (440,000)    0.17         (2,090)    0.50          (64,290)    0.71
                                -------------              ----------              ------------
Options outstanding --
  End of year.................        857,120     5.57      1,221,286     3.91        1,121,710     3.64
                                -------------              ----------              ------------
Option price range --
  End of year.................  $.50 to $8.70              $.15625 to                $.15625 to
                                                                $8.70                     $8.70
Option price range for
  exercised shares............     $.15625 to                    $.50              $.50 to $.75
                                         $.50
Options available for future
  grants -- End of year.......      1,249,000               1,417,000                   570,000
Weighted average fair value of
  options granted during the
  year........................          $0.57                   $1.22                     $1.13

     The following table summarizes information about fixed price stock options outstanding at September 30, 2000:

                            OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                -------------------------------------------   -----------------------------------
                                      WEIGHTED
                                       AVERAGE
  RANGE OF            NUMBER          REMAINING    WEIGHTED         NUMBER            WEIGHTED
  EXERCISE        OUTSTANDING AT     CONTRACTUAL   AVERAGE      EXERCISABLE AT        AVERAGE
   PRICES       SEPTEMBER 30, 2000      LIFE       EXERCISE   SEPTEMBER 30, 2000   EXERCISE PRICE
-------------   ------------------   -----------   --------   ------------------   --------------
$ .50 to  .55         73,620            1 year        .53           73,620               .53
 3.25 to 4.00        149,000           5 years       3.40            8,400              3.25
 5.20 to 6.70        521,000           2 years       6.28          247,500              6.38
 7.90 to 8.70        113,500           2 years       8.42           63,000              8.60
                     -------                                       -------
  .50 to 8.70        857,120                         5.57          392,520              5.57
                     =======                                       =======

NOTE 13 -- SEGMENT INFORMATION AND MAJOR CUSTOMERS

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

                      VSI HOLDINGS, INC. AND SUBSIDIARIES

     Summarized financial information by each of the Company's two industry segments for the three-year period ended September 30, 2000 is as follows:

                                                   2000            1999            1998
                                               ------------    ------------    ------------
Revenue:
  Marketing services sector.................   $182,403,000    $134,295,000    $155,681,000
  Entertainment sector......................      4,852,000       9,065,000       7,477,000
                                               ------------    ------------    ------------
     Consolidated total.....................   $187,255,000    $143,360,000    $163,158,000
                                               ============    ============    ============
Income (loss) from operations:
  Marketing services sector.................   $ 17,524,000    $    486,000    $ 14,834,000
  Entertainment sector......................     (3,240,000)      2,352,000       1,584,000
  Equity in earnings of unconsolidated
     investee...............................     (1,515,000)       (400,000)             --
  Interest expense..........................     (3,708,000)     (3,005,000)     (2,320,000)
                                               ------------    ------------    ------------
     Consolidated income (loss) from
       operations before income taxes.......   $  9,061,000    $   (567,000)   $ 14,098,000
                                               ============    ============    ============
Identifiable assets:
  Marketing services sector.................   $110,952,000    $ 91,175,000    $ 83,848,000
  Entertainment sector......................      5,177,000       7,127,000       5,707,000
                                               ------------    ------------    ------------
     Consolidated total.....................   $116,129,000    $ 98,302,000    $ 89,555,000
                                               ============    ============    ============
Depreciation and amortization:
  Marketing services sector.................   $  4,173,000    $  7,408,000    $  4,564,000
  Entertainment sector......................      1,644,000         415,000         301,000
                                               ------------    ------------    ------------
     Consolidated total.....................   $  5,817,000    $  7,823,000    $  4,865,000
                                               ============    ============    ============
Capital expenditures:
  Marketing services sector.................   $  4,658,000    $  2,736,000    $ 11,848,000
  Entertainment sector......................      2,507,000         325,000       1,658,000
                                               ------------    ------------    ------------
     Consolidated total.....................   $  7,165,000    $  3,061,000    $ 13,506,000
                                               ============    ============    ============

     The following companies are considered major customers of the marketing service sector and comprise 10 percent or greater of the Company's net sales:

                                                                2000    1999    1998
                                                                ----    ----    ----
Customer A..................................................     39%     32%     25%
Customer B..................................................     32      23      44
Customer C..................................................      3      10       9
                                                                 --      --      --
  Total.....................................................     74%     65%     78%
                                                                 ==      ==      ==

NOTE 14 -- DISCONTINUED OPERATIONS

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

                      VSI HOLDINGS, INC. AND SUBSIDIARIES

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

NOTE 15 -- QUARTERLY RESULTS (UNAUDITED)

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

                                                                          FISCAL YEAR 2000
                                                      --------------------------------------------------------
                                                      4TH QUARTER    3RD QUARTER    2ND QUARTER    1ST QUARTER
                                                      -----------    -----------    -----------    -----------
                                                             (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Revenue...........................................      $58,830        $45,636        $44,689        $38,100
Operating Income..................................        4,766          5,022          3,897          2,130
Net Income (Loss).................................        1,048          2,195          1,451            856
Net Income per common share:
  Basic...........................................         0.03           0.07           0.04           0.03
  Fully diluted...................................         0.03           0.07           0.04           0.03
Weighted average shares outstanding (a):
  Basic...........................................       33,172         33,198         33,261         32,761
  Fully diluted...................................       33,383         33,397         33,430         32,972

                                                                          FISCAL YEAR 1999
                                                      --------------------------------------------------------
                                                      4TH QUARTER    3RD QUARTER    2ND QUARTER    1ST QUARTER
                                                      -----------    -----------    -----------    -----------
                                                             (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)
Revenue...........................................      $39,071        $28,439        $40,513        $35,337
Operating Income (Loss)...........................          173         (2,747)         3,139          2,789
Net Income (Loss).................................       (1,125)        (2,327)         1,444          1,510
Net Income (loss) per common share:
  Basic...........................................        (0.03)         (0.07)          0.04           0.05
  Fully diluted...................................        (0.03)         (0.07)          0.04           0.05
Weighted average shares outstanding (a):
  Basic...........................................       32,631         32,623         32,916         32,822
  Fully diluted...................................       32,631         32,623         33,602         33,448

---------------
(a) Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.

NOTE 16 -- FAIR VALUES OF FINANCIAL INSTRUMENTS

     A summary of the fair values of financial instruments, as well as the methods and significant assumptions used to estimate fair values, is as follows:

     SHORT-TERM FINANCIAL INSTRUMENTS -- The fair value of short-term financial instruments, including cash, trade accounts receivable and payable, accrued liabilities and advances from customers, approximate the

                      VSI HOLDINGS, INC. AND SUBSIDIARIES
carrying amounts in the accompanying consolidated financial statements due to the short maturity of such instruments.

     MARKETABLE SECURITIES -- The carrying amount of investments in available-for-sale securities is equal to their fair values based on quoted market prices.

     INVESTMENTS -- Investments consist of investments in a privately held corporation and partnership interests. There is no market for the Company's investment in the privately held corporation or its investment in partnerships. It was impracticable to estimate the fair values of those investments. The following is a summary of combined pertinent information about the investment in Oz Entertainment Company and the Company's investment in K.C. Investors, L.P.:

                                                                  2000           1999
                                                               -----------    -----------
Total assets...............................................    $26,017,000    $23,718,000
Total equity...............................................     11,085,000     15,660,000
Total revenue..............................................             --             --
Net loss...................................................     (6,189,000)    (4,993,000)

     NOTES RECEIVABLE AND ADVANCES, NOTES PAYABLE TO BANK AND LONG-TERM
DEBT -- The fair values approximate the carrying amounts since the note rates approximate rates currently available to the Company for notes with similar terms and maturities.

     NOTES PAYABLE TO RELATED PARTIES -- The estimated fair value of the note payable to related parties at September 30, 2000 and 1999 was approximately $15,064,000 and $11,636,000, respectively. The estimated fair value was determined using rates currently available to the Company.

NOTE 17 -- LITIGATION

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

     3. Exhibits:  * signifies exhibit incorporated herein by reference
              ** signifies exhibit filed with the initial filing of this report

  *3.1   Articles of Incorporation of the Registrant dated April 21,
         1997, together with Articles of Merger of Registrant and The
         Banker's Note, Inc. dated April 21, 1997, filed as Exhibit
         3.1 to Form 10-K for fiscal year ended September 30, 1997.
  *3.2 By-Laws of the Registrant, amended and effective on September 12, 1997, filed as Exhibit 3.2 to Form 10-K for fiscal year ended September 30, 1997.
  *4.1 VSI Holdings, Inc. 1997 Incentive Stock Option Plan as approved at the Annual Shareholders' Meeting held on April
         21, 1997, filed as Exhibit 4.1 to Form 10-K for fiscal year ended September 30, 1997.
  *4.2 VSI Holdings, Inc. 1997 Non-Qualified Stock Option Plan as approved at the Annual Shareholders' Meeting held on April
         21, 1997, filed as Exhibit 4.2 to Form 10-K for fiscal year ended September 30, 1997.
  *4.3   The Banker's Note, Inc. Independent Director Stock Option
         Plan as approved at the Annual Shareholders' Meeting held on June 23, 1989, filed as Exhibit 4.3 to Form 10-K for fiscal year ended September 30, 1997.
  *4.4 The Banker's Note, Inc. 1986 Incentive Stock Option Plan as approved at the Annual Shareholders' Meeting held on June
         16, 1986, filed as Exhibit 4.1 to Form 10-K for fiscal year ended September 30, 1996.
  *4.5 The Banker's Note, Inc. 1986 Non-Qualified Stock Option Plan as approved at the Annual Shareholders' Meeting held on June
         16, 1986, filed as Exhibit 4.2 to Form 10-K for fiscal year ended September 30, 1996.
  *4.6 VSI Holdings, Inc. Restricted Stock Plan December 1, 1997 as approved at the annual shareholders meeting held on April 8, 1998, filed as Exhibit 4.6 to Form 10-K for fiscal year ended September 30, 1998.
  *4.7   VSI Holdings, Inc. Employee Stock Purchase Plan October 7,
         1997 as approved at the annual shareholders meeting held on April 8, 1998, filed as Exhibit 4.7 to Form 10-K for fiscal year ended September 30, 1998.
  *4.8   Advanced Animations, Inc. Agreement and Plan of Merger dated
         February 7, 1997, filed as Exhibit 4.8 to Form 10-K for fiscal year ended September 30, 1998.
  *4.9   VISPAC, Inc. Agreement and Plan of Merger dated June 13,
         1997, filed as Exhibit 4.9 to Form 10-K for fiscal year ended September 30, 1998.

  *4.10  Visual Services, Inc. Agreement and Plan of Merger dated
         September 24, 1997, filed as Exhibit 4.10 to Form 10-K for fiscal year ended September 30, 1998.
**21.1   List of Subsidiaries of the Registrant.
**23.1   Consent of Plante & Moran LLP, Independent Auditors.

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

                                          By: /s/    STEVE TOTH, JR.
                                            ------------------------------------
                                                      Steve Toth, Jr.,
                                                       President and
                                                  Chief Executive Officer
Date: August 27, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                /s/ STEVE TOTH, JR.                    Director, President and Chief       August 27, 2001
---------------------------------------------------      Executive Officer
                  Steve Toth, Jr.

               /s/ MARTIN S. SUCHIK                    Director                            August 27, 2001
---------------------------------------------------
                 Martin S. Suchik

               /s/ THOMAS W. MARQUIS                   Director, Treasurer, Secretary,     August 27, 2001
---------------------------------------------------      Chief Accounting Officer, and
                 Thomas W. Marquis                       Principal Financial Officer

                  /s/ ROBERT SUI                       Director                            August 27, 2001
---------------------------------------------------
                    Robert Sui

                 /s/ HAROLD POLING                     Director                            August 27, 2001
---------------------------------------------------
                   Harold Poling

                 /s/ RALPH ARMIJO                      Director                            August 27, 2001
---------------------------------------------------
                   Ralph Armijo

                                                       Director                            August 27, 2001
---------------------------------------------------
                   William James