Form 10-K
period 2001-09-30
VSI HOLDINGS INC
filed 2002-01-11
CIK 354611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2001

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 1-12942

VSI HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	22-2135522 (I.R.S. Employer Identification No.)

41000 Woodward Avenue
Bloomfield Hills, Michigan 48304-2263
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (248) 644-0500

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $.01 par value; American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days. Yes No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

The aggregate market value of the voting stock held by non-affiliates of the Registrant (3,149,643 shares), as of November 28, 2001, was approximately $3,181,394 (at closing price of $1.01).

The Registrant had 33,415,780 shares of Common Stock, $.01 par value, outstanding on November 28, 2001, excluding 400,250 treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE—None

PART I
PART II
PART III
INDEPENDENT AUDITOR’S REPORT
PART IV
SIGNATURES
EXHIBIT INDEX
EX- 10.1 - Loan Agreement dated July 12, 2001
EX- 10.2 - Loan Guaranty dated July 12, 2001
EX-21.1 - List of Subsidiaries of the Registrant
EX-23.1 - Consent of Plante and Moran LLP

PART I.

Item 1. Business.

General

VSI Holdings, Inc. (“VSIH” or the “Company”) is a full-service provider of marketing and customer relationship management services, and entertaining and educational animatronic displays and other entertainment/edutainment products. The Company’s marketing services segment serves primarily the automotive and pharmaceutical industries and its entertainment/edutainment segment serves primarily theme parks, casinos and museums. During fiscal year 2001, approximately 96% of the Company’s revenues were derived from its marketing services segment and approximately 4% of the Company’s revenues were derived from its entertainment/edutainment services segment. Further information regarding these segments of the Company’s business may be found below in Items 1 and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Notes 2 and 13 to the Company’s consolidated financial statements.

The Company has been providing its marketing and customer relationship management services since 1961 and has been providing its entertainment/edutainment services since 1987. Prior to 1997, these services were provided through Visual Services, Inc., Advanced Animations, Inc. and Vispac, Inc., which were privately-held sub-chapter S corporations and predecessors to the Company. In 1997, in a series of transactions, these corporations combined with The Banker’s Note, Inc., a publicly-held company incorporated in Texas in 1981. In connection with such business combination, Banker’s Note reincorporated in Georgia and changed its name to “VSI Holdings, Inc.” As of September 30, 1998, the Company had sold the retail operations previously conducted by the Banker’s Note.

The Company’s headquarters are located at 41000 Woodward Avenue, Bloomfield Hills, Michigan 48304; telephone: (248) 644-0500.

The Company’s operations are conducted primarily in the United States of America and Canada. The Company also conducts operations in Australia.

Marketing Services Segment

The Company provides its marketing and customer relationship management services through four subsidiaries: Visual Services, Inc., Vispac, Inc., PSG International Inc., and eCity Studios, Inc. The services provided by these subsidiaries include:

- Education and training services;
- Marketing and customer relationship management services;
- Administrative and promotional services; and
- Web site development.

The Company’s education and training services focus on product information, skills training, in-dealership consulting and cultural and behavioral training. The goals of the Company’s education and training services include translating often highly technical information into understandable and readily accessible databases, improving sales, presentation, negotiation and management skills, and creating more effective sales organizations and behavior.

The Company delivers its education and training skills through a variety of media. The Company provides interactive Web-based and CD-Rom-based training courses that enable clients to obtain training through their computers. It also provides interactive satellite-based training in which an instructor is connected to a remote classroom through a live signal transmitted via satellite. In addition, the Company’s training services are delivered through instructor-led classroom training, seminars, videos, print and live product demonstrations.

As a full-service provider of training solutions, the Company works closely with its clients to:

- Identify specific training needs;
- Set objectives based on real-world applications and clearly defined student expectations;
- Develop curriculum;
- Produce courses and tests that measure learning retention;
- Conduct the actual training and testing; and
- Tabulate, evaluate and report results.

The Company’s marketing and customer relationship management services focus on standardizing and synchronizing brand and product messages and delivering those messages to its clients’ customers in an efficient and effective manner. As part of these services, the Company will develop core marketing materials and concepts through a variety of means, including:

- New product launch events;
- Business shows and meetings for well-defined target audiences;
- Internet applications;
- Personalized direct mail;
- In-bound call center applications (where consumers call a toll-free number for information);
- Point-of-sale displays;
- Touring exhibits;
- On-site promotional events;
- Product demonstration programs;
- Video; and
- Publications/literature.

The Company’s administrative services are designed to provide its clients comprehensive support for the delivery and fulfillment of their educational and training programs and their marketing and customer relationship management efforts. The Company’s administrative services include:

- Administrative support;
- Online Internet ordering and processing;

- Database processing;
- Complete binding;
- High volume black-and-white and color-capable printing;
- Electronic and press printing;
- Just-in-time fulfillment;
- Warehousing and distribution;
- Electronic file transfers to digital print on-demand center;
- Custom-designed data reports;
- Toll-free hotlines;
- Interactive data systems;
- Call center services; and
- Information analysis and management.

The Company’s call center services act as an extension of its clients’ operations and serve as the voice of the brand. More than 90 percent of all calls to the Call Center are from consumers seeking product information or purchase assistance. Examples of the Company’s call center services include: direct sales (sales in response to mail offer, Web site offers and transactions occurring at automotive dealerships); catalog sales and order processing and fulfillment; web-based communications; vehicle service reminders and recall campaigns; owner retention programs; customer lead generation; market research; and automotive retail operations support.

The Company’s information analysis and management services include: 24-hour operation with in-house technical support staff, disaster recovery and security services; open system environment that can transfer data from multiple client environments, accepting various data in various formats and/or platforms; development and management of intranet and Internet sites; daily internet communication with clients to transfer secure information; secure client links to data and servers through the use of firewalls; design of customized programs, databases and reports/query tools to help clients collect and analyze data; and development and management of client Internet-based ordering systems for online processing and business-to-business applications.

Additional information regarding the Company’s marketing services segment and the segment’s revenues from external customers, profit or loss and total assets for each of the last three fiscal years can be found below in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 2 and 13 to the Company’s consolidated financial statements.

Entertainment/Edutainment Segment

The Company’s Advanced Animations, Inc. subsidiary is a worldwide supplier of entertaining and educational animatronic (animatronics uses hydraulic and pneumatic compliant motion technology to create lifelike creatures with realistic facial and body movements) displays for the theme park, museum, casino and retail industries. It also specializes in the design and fabrication of entertainment products (including animatronics, kiosks, sets and scenery), and in touring shows, museum exhibitions and other edutainment-based attractions.

Examples of the Company’s work in this segment include:

- Universal Studio’s Theme Parks (Florida, California, Japan) T2: 3D Cyborg attraction and the Men In Black attraction in the Florida park;
- Actors from the Atlantis Fountain Show at the Forum Mall in Las Vegas;
- MGM Grand Theatre’s “Morgana” The Fire Breathing Dragon in Las Vegas
- Elvis Presley at Toussaud’s Museum in Las Vegas;
- The Signature Clock Tower at certain FAO Schwarz retail stores;
- Grossology: The (Impolite) Science of the Human Body — an interactive 5,000-square-foot exhibition that is based on a popular series of books by science teacher Sylvia Branzei which promotes scientific discovery of the human body; and
- The Drunk Driving Simulator — a traveling road show with three tours that put students behind the wheel of an interactive vehicle programmed to simulate driving under the influence of alcohol.

Additional information regarding the Company’s entertainment/edutainment segment and the segment’s revenues from external customers, profit or loss and total assets for each of the last three fiscal years can be found below in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Notes 2 and 13 to the Company’s consolidated financial statements.

Customer Relationships

The Company receives over 90% of its revenue from the automotive industry with the bulk of its revenues coming from Ford and General Motors. The following table sets forth the percentage of the Company’s revenues from each of those customers during the last five fiscal years:

		Percentage of Revenues

Customer	2001	2000	1999	1998	1997

Ford	42	39	32	25	29
General Motors	27	32	23	44	32
Nissan	5	3	10	9	10

The loss of any of these customers could have a material adverse effect on the Company. While the companies identified above have historically been steady customers, there can be no assurance that such relationships will continue.

Future revenues are dependent on such factors as new product introductions, acceptance of our marketing strategies such as attention to process improvement within the dealerships, the industry’s focus on customer satisfaction and global training, and the speed at which the

Company’s clients embrace electronic commerce as an alternative. Should our automotive clients use other forms of marketing such as vehicle incentives instead of our marketing services, our revenues will decline.

International Operations

The Company also conducts operations in Canada and Australia. The Company’s foreign operations have contributed approximately 5%, 3%, 4%, 3% and 0% of the Company’s revenues during fiscal years 2001, 2000, 1999, 1998 and 1997, respectively. The Company currently employs approximately 10 people in its foreign operations.

The Company’s foreign operations are subject to certain risks typically encountered in such operations, including fluctuations in foreign currency exchange rates and controls, expropriation and other economic and local policies of foreign governments, and the laws and policies of the U.S. and local governments affecting foreign trade and investment. For information regarding net sales, operating profit (loss) and identifiable assets of the Company’s foreign operations, see Note 13 to the Consolidated Financial Statements.

Employees

As of September 30, 2001, the Company had approximately 830 employees. The Company believes that it has a satisfactory relationship with its employees. None of the Company’s employees are currently members of unions.

Information regarding the Company’s directors and executive officers can be found below in Item 10. “Directors and Executive Officers of the Registrant.”

Competition

We provide a broad range of services and products that compete primarily with a variety of agencies, incentive and distribution fulfillment, and marketing services firms. These firms generally provide a limited range of services that compete only with a portion of our services. Management believes that no single company or small group of companies dominates the markets or industries in which we compete.

Competition in our marketing services segment and our entertainment/edutainment sector is intense, and we expect that competition in each of those segments will increase. We compete on the basis of service quality, product quality, creativity and price. We compete against many companies, some of which have significantly greater financial resources than we have. There can be no assurance that we will have the financial resources, technical expertise or marketing, distribution and support capabilities to compete in the future. Competitive pressures could reduce the demand for our products and services, cause us to reduce prices, increase expenses or cause delays or cancellations of customer orders, any of which could adversely affect our business and results of operations.

Item 2. Properties.

Our corporate headquarters are located in Bloomfield Hills, Michigan and consists of 103,000 square feet that are leased from an unrelated third party. Our lease continues until February 2003 and has a five-year renewal option. This facility is also the headquarters for our subsidiary Visual Services, Inc (“VSI”). VSI also leases a training facility/office of 38,000 square feet in Rochester Hills, Michigan, a training facility/office of 42,000 square feet in Allen Park, Michigan, a 23,000 square foot storage facility in Livonia, Michigan, whose lease expired in November 2001 and was not renewed and a 12,000 square foot sales office in Cypress, California. VSI owns a 45,000 square foot office building in Livonia, Michigan, which houses its dialogue center and secures a mortgage of $2,285,000.

Vispac is based in a 149,000 square foot office/warehouse building in Livonia, Michigan that it leases from a partnership that is owned by a Toth family investment partnership. Vispac owns two warehouse facilities in Livonia, Michigan of 92,000 and 93,000 square feet that secure mortgages of $2,495,000 and $2,288,000.

Our entertainment/edutainment segment is based in a 26,900 square foot office/manufacturing plant in Stockbridge, Vermont. This property is owned by Advanced Animations, Inc.

We currently believe we have excess productive capacity in our facilities operated by each of our industry segments. We are currently trying to sell our 92,000 and 93,000 square feet facilities in Livonia, Michigan. We are currently undertaking an extensive study of our organizational real estate needs with particular focus on the alternatives available for the headquarters’ operations after that lease expires in 2003.

Item 3. Legal Proceedings.

The Company is periodically involved in routine proceedings. Except as described in Note 16 of the Company’s consolidated financial statements and in the following paragraph, there are no legal matters, existing, pending, or threatened, which management presently believes could result in a material loss to the Company.

On September 21, 2001, the Company filed a class action lawsuit, on its own behalf and on behalf of a plaintiff class consisting of the Company’s approximately 1,600 shareholders and optionholders, against SPX Corporation and its directors alleging that such corporation had failed to perform its obligations under an agreement and plan of merger between the Company and such corporation. The Company’s suit asks that the court either require SPX Corporation to complete the proposed merger with the Company or award the Company and the plaintiff class damages. In late December 2001, the defendants in this action filed an answer denying the Company’s allegations and a counterclaim alleging breach of contract and seeking recovery of damages and a termination fee of approximately $9,000,000. As this matter is in a very preliminary stage and its outcome is not presently determinable, the Company has not recorded any contingent receivable or liability related to its outcome.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

The Company’s common stock is traded on the American Stock Exchange under the symbol, “VIS”. The following table sets forth the high and low sale prices for the Company’s common stock by quarter for each full quarterly period within the two most recent fiscal years.

Fiscal Quarter	High	Low

First Quarter, 2000	$4.44	$3.00

Second Quarter, 2000	4.00	2.75

Third Quarter, 2000	3.38	2.50

Fourth Quarter, 2000	3.81	2.13

First Quarter, 2001	$3.63	$2.13

Second Quarter, 2001	4.19	2.63

Third Quarter, 2001	4.95	1.80

Fourth Quarter, 2001	2.30	0.60

As of November 20, 2001, the Company had 350 recorded holders of its outstanding shares of Common Stock.

The Company has neither declared nor paid any cash dividends on its Common Stock in the two most recent fiscal years.

The Company may pay cash dividends on its Common Stock at times determined by its board of directors and when legally allowed. The payment of dividends by the Company may be contingent on its receipt of dividends from its subsidiaries. The payment of dividends also is subject to limitations imposed by the Company’s credit agreements. The Company does not intend to pay any cash dividends in the foreseeable future.

Item 6. Selected Financial Data.

BALANCE SHEET DATA			As of

(in thousands)	Sep. 30	Sep. 30	Sep. 30	Sep. 30	Sep. 30
	2001(1)	2000 (1)	1999 (1)	1998 (1)	1997 (1)(2)

Working Capital	($17,258)	$9,340	$9,074	$9,121	($1,969)

Total Assets	109,072	120,908	98,302	89,555	77,069

Long-Term Debt	11,993	19,429	19,296	17,506	5,281

Redeemable Common Stock	0	0	0	1,960	0

Total Liabilities	103,945	93,357	75,983	69,413	65,402

Stockholders’ Equity	5,127	27,551	22,319	20,142	11,667

OPERATING DATA			Year Ended
(in thousands,
except per share)	Sep. 30	Sep. 30	Sep. 30	Sep. 30	Sep. 30
	2001 (1)(4)	2000 (1)(4)	1999 (1)(4)	1998 (1)	1997 (2)(3)

Net Sales	$124,581	$187,255	$143,360	$163,158	$130,526

Income (Loss) from Continuing Operations	(21,209)	5,550	(498)	9,211	9,658

Income (Loss) from Continuing Operations Per Share	(0.64)	0.17	(0.02)	0.28	0.20

Number of Shares	33,309	33,070	32,816	32,851	32,784

1.     September 30, 2001, 2000, 1999 and 1998 balance sheet data and operating data exclude BNKT Retail Stores, Inc. accounts. The Company did not pay any dividends on its Common Stock during any of the periods presented. However, see Item 13 Declared Distributions to Stockholders regarding distributions of previously taxed undistributed earnings to the stockholders of acquired subsidiaries. Such distributions reduced working capital and stockholders’ equity.

2.     September 30, 1997 Balance Sheet data includes the accounts of BKNT Retail Stores, Inc. The operating data excludes the operations of BKNT Retail Stores, Inc.

3.     1997 operating data and earnings per share information are pro forma amounts and have been calculated as if the subsidiaries had been consolidated.

4.     The loss from continuing operations in 1999 includes charges to earnings of $421,000 and $2,154,000 related to the impairment of long-lived assets and a reduction in the value of goodwill, respectively. The income from continuing operations in 2000 includes a charge to earnings of $516,000 related to the impairment of long-lived assets. The loss from continuing operations in 2001 includes charges to earnings of $1,900,000 and $5,318,000 related to professional fees associated with the proposed merger with SPX Corporation and permanent impairment of investments. See Item 7 below and Notes 2, 3 and 4 of Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report. The following discussion contains certain forward-looking statements relating to our anticipated future financial conditions and operating results and our current business plans. In the future, our financial condition and operating results could differ materially from those discussed herein and our current business plans could be altered in response to market conditions and other factors beyond our control. Important factors that could cause or contribute to such difference or changes include those discussed elsewhere in this report (see the disclosures under “Cautionary Statement for the Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995”).

OPERATING RESULTS

Marketing Services Segment:

The Company’s marketing services segment is comprised of Visual Services, Inc., Vispac, Inc., PSG International, Inc., and eCity Studios, Inc., which provides marketing services under single or multiple phase contractual arrangements with customers for projects generally ranging from 3 months to 24 months in duration. Following execution of a written contract obligating the customer to pay for services rendered, revenue is recognized on completion of each project phase or otherwise as the services are rendered, in each case as specified in the agreement with the customer. Such revenue is recognized at the estimated realizable amount attributable under the agreement with the customer to the completed project phase or the service rendered, as applicable. Revenue for services attributable to customer changes to project specifications is recognized when the customer has executed a written change order and the services contemplated by the change order have been rendered or the applicable project phase has been completed, whichever occurs later. Unbilled trade accounts receivable result from revenue recognized for completed project phases in advance of customer billings. (See Note 2 to the Company’s consolidated financial statements.)

Year Ended September 30, 2001 compared to Year Ended September 30, 2000

Revenues from the Company’s marketing services segment decreased to $120,200,000 for the year ended September 30, 2001 from $182,403,000 for the year ended September 30, 2000. This

34.1% decrease was due to several factors, including the refocus of our clients’ marketing dollars from events and other marketing campaigns to vehicle incentives (which reduced budgets that could be used with our Company). In addition, competitive pressure forced us to reduce prices with our clients and our Vispac, Inc. subsidiary lost its two biggest customers.

Income from Operations from the Company’s marketing services segment decreased from $17,524,000 for fiscal year 2000, to a loss of $19,624,000 for fiscal year 2001. This is mainly due to our operating expenses (personnel expenses and contract labor) not being reduced in a timely or significant enough of a manner as our revenue declined. Operating expenses increased to $91,667,000 for fiscal year 2001 from $90,737,000 for fiscal year 2000.

Year Ended September 30, 2000 compared to Year Ended September 30, 1999

Revenues from the Company’s marketing services segment increased 36% to $182,403,000 for the year ended September 30, 2000 from $134,295,000 for the year ended September 30, 1999. This increase reflected several new projects during fiscal year 2000, including vehicle launch activities, test drive programs, and dealership training. During the year, a continuing contract with annual revenue of approximately $15 million was lost.

Income from Operations from the Company’s marketing services segment increased from $486,000 for fiscal year 1999, to $17,524,000 for fiscal year 2000. The rate of increase in operating expenses was less than the rate of increase in revenues because we were able to better utilize our core skilled staff. Thus, we were able to experience significant revenue growth without having to increase our staff as much as we would have needed to otherwise. The increase in operating expenses is primarily personnel expense increases.

Entertainment/Edutainment Segment:

The Company’s entertainment/edutainment segment reflects the activities of Advanced Animations, Inc., which manufactures product simulators, animatronic figures and displays for theme parks, casinos and retailers under written display contracts of varying duration. It recognizes revenue on each of those contracts based on its estimate of the percentage of work under the contract that has been completed. A percentage of the contract price, determined by the ratio of incurred costs to total estimated costs, is included in revenue and the incurred costs are charged against this revenue. Revisions in cost and profit estimates during the course of a contract are reflected in the accounting period in which the facts that require the revision become known. Billings are made in accordance with contract terms. At the time a loss on a contract becomes known, the entire amount of the estimated loss is accrued.

Year Ended September 30, 2001 compared to Year Ended September 30, 2000

Revenues from the Company’s entertainment/edutainment segment decreased 10% to $4,381,000 for the year from $4,852,000 last year. Because this is discretionary spending on the part of our clients, mainly theme park and casinos, in a difficult economic environment they do not make expenditures of this nature. Our Grossology touring exhibits and exhibit sales along with projects for Disney and Universal Studios, were our primary sources of revenue for fiscal year 2001. The Drunk Driving Simulator program, which in prior years generated revenues of approximately $2 million, completed in December, 2000. Thus far we have not been successful in finding another sponsor for that program.

Loss from operations from the Company’s entertainment/edutainment segment was $1,642,000 for fiscal year 2001, as compared to an operating loss of $3,240,000 for fiscal year 2000. The improvement was due primarily to the reduction of personnel and improvement in gross profit and reduction in depreciation expense due to asset impairments which were recorded in fiscal year 2000. Because the market for our products appears to be soft in the near future, it is uncertain whether or not this sector will be profitable. It is difficult to anticipate sales and income trends.

Year Ended September 30, 2000 compared to Year Ended September 30, 1999

Revenues from the Company’s entertainment/edutainment segment decreased 47% to $4,852,000 for the year from $9,065,000 last year. During the year we were told by our potential customers that their plans were on hold. Our Grossology touring exhibits and the Drunk Driving Simulator, were our primary sources of revenue for fiscal year 2000. The Drunk Driving Simulator program completed in December, 2000.

The Company’s entertainment/edutainment segment incurred a loss from operations of $3,240,000 in fiscal year 2000 as compared to an operating income of $2,352,000 for fiscal year 1999. The decrease was due primarily to the lack of revenue mentioned above. Although revenues decreased, operating expenses rose as we shifted production efforts to the construction of three Grossology touring exhibits. Upon completion of these exhibits, layoffs and other cost cutting measures were implemented.

LIQUIDITY AND CAPITAL RESOURCES:

The significant reduction in revenue and profitability encountered by the Company in 2001 has had a significant adverse effect on the Company’s liquidity and capital resources. We have developed a plan and instituted several actions to improve profitability. Employees have taken pay reductions, we have laid off many employees, and we are evaluating all of our business operations to determine if there are types of business we should consider exiting. See also Note 17 of Notes to Consolidated Financial Statements. A prolonged economic downturn in the automobile industry could cause our major customers to further delay or eliminate marketing services programs that we have traditionally provided. Our ability to successfully implement our cost cutting plans will be essential if such revenue reductions occur. There can be no assurances that such steps will be successful.

Operating Activities.

Our two market segments have contrasting operating capital needs. The marketing services segment requires considerable operating capital to support its accounts receivable and maintain its marketing infrastructure; while billing is periodic with little risk of non-payment, client payment is typically slow. While it has historically experienced a relatively steady cash flow; there is a historically increased need for working capital in the late summer and early autumn as new vehicle communications services are provided, which results in greater bank borrowings during that time of year. In fiscal year 2001, our decreased sales led to significant decreases in our trade accounts receivable and trade accounts payable balances at year end.

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

Generally, all obligations are met out of cash flow generated from operations and borrowings. Based on current business conditions, we expect to meet our current obligations with cash flow generated from operations, borrowings and sales of assets not used in our continuing operations.

Investing Activities.

Capital expenditures for fiscal year 2001 were $2,241,000 compared to $7,165,000 in fiscal year 2000. This decrease is primarily attributed to a concerted effort to minimize capital outlays as revenues for the current fiscal year were lower. In addition, capital expenditures in fiscal year 2000 included approximately $2.5 million of Grossology exhibit construction costs which have not been incurred in the current fiscal year.

Venture investments include Navidec, Oz Entertainment Company (OEC), and eCollege.com. Navidec is a developer of web sites and information services. Oz Entertainment Company was attempting to develop a theme park, both physically and virtually, based on the Wizard of Oz movie and 40 additional books in the Oz series. eCollege.com is a provider of online learning solutions for colleges and universities, as well as advanced web-based corporate training. Bank covenants prohibit us from making significant additional investments in these companies.

Prior to the current fiscal year, we exercised options to purchase 431,000 shares of Navidec, Inc. (NASDAQ — NVDC) for $2,450,000. Navidec is a developer of web sites and web based complete automotive purchase transaction and information services for prospective customers. Their primary product, referred to as Driveoff.com, was sold during the year to CarPoint in exchange for an equity interest in CarPoint, which is majority-owned by Microsoft (NASDAQ - MSFT). As a result of Navidec’s performance and condition, and believing their stock price decline to be other-than-temporary, we recognized an impairment on our investment during the year. This impairment increased our net loss before income taxes by $2,006,000, and left us with an investment balance in Navidec of $444,000. At November 29, 2001, the 431,525 shares, originally acquired for $2,450,000, had a fair market value of $190,000.

As of September 30, 2001, we had invested $4.5 million in Oz Entertainment Company (“OEC”) and in a limited partnership (as a limited partner) which planned to develop a theme park, in Kansas, based on the story “The Wizard of Oz”. We have recognized losses totaling $1,188,000 prior to this fiscal year. During the year, $1.4 million of Accounts Receivable from OEC was collected from additional funds invested by a related party. During the year, the governmental authority, whose approval would have been needed to proceed, voted against any further consideration of the development of the park. As a result we wrote off our investment balance of $3,312,000 this fiscal year. We recognized operating losses of $658,000 and $530,000 for the years ended September 30, 2000, and 1999, respectively, related to this investment. See Item 13 for a discussion of related party investments in K.C. Investors, LP and in OEC.

During fiscal year 1999, we invested $3.5 million in convertible preferred stock in a private placement offering of eCollege.com, a company engaged in providing technology and services that enable colleges and universities to offer an online environment for distance and off-campus virtual learning. eCollege.com sold 4.5 million shares of its common stock in an initial public offering which took place during our fiscal year 2000. As part of the offering, our investment converted into 468,808 shares of common stock. During the year, we also invested an additional $50,000 to acquire 4,500 shares of eCollege.com. At November 29, 2001 our investment in eCollege.com (NASDAQ — ECLG) had a fair market value of $1,586,000.

See the discussion in Item 13 regarding related party notes receivable and payable and advances, and declared distributions to stockholders.

Financing Activities.

At September 30, 2001, we had two lines of credit totaling $62,000,000; interest on these lines were at London Inter-Bank Offered Rate (“LIBOR”) plus 1.5%; at September 30, 2001 the interest rate was 4.13% and the outstanding balances were $51,068,000. When some of these lines were renewed in October 2001, our borrowing ability on the renewed lines was reduced from $37,000,000 to $31,000,000, which reduced our total borrowing ability to $56,000,000. The interest was increased on the renewed lines to LIBOR plus 2.75%. These lines of credit mature in June and July, 2002. These lines of credit have covenants restricting us from borrowing elsewhere, loaning or guaranteeing a loan of another company without the prior written consent of the bank; transferring assets except in the ordinary course of business; and declaring dividends. Other covenants mandate certain levels of net worth and working capital, and that the ratio of total liabilities to net worth, debt service ratio and current ratio do not exceed certain amounts. At September 30, 2001 the Company was not in compliance with the latter covenants.

During the year, we signed a new $25,000,000 credit line (included in the totals above), which was designed for our extended service contract business for Ford Motor Company and their dealership affiliates. We purchase and administer the loans used for consumers to purchase extended service contracts on their automobiles. This business started during the year and at September 30, 2001, we had borrowed $19,025,000 to fund the purchases of service contracts accounts receivable. In order to continue this business, it will be necessary to increase our line of credit for this activity. This line of credit carries similar covenants to our other lines of credit. As of September 30, 2001, we were in default on those covenants. There can be no assurances that this line of credit will be increased to allow us to continue in this business. If we are unable to increase this line of credit, or effect a securitization in a suitable time frame, we may have to discontinue this business. This business is expected to generate approximately $5 million in revenue during the next fiscal year.

As a result of our financial performance and condition, as well as the fact that we are not in compliance with a number of our loan covenants, our lenders have required us to devise a financial plan to improve the Company’s financial performance. As a result of our financial condition, our interest rate may be increased at any time.

As indicated in Note 17 in the accompanying financial statements, our financial statements have been prepared under the assumption that the Company will continue as a going concern. However, the Company’s independent auditors’ report includes an explanatory paragraph indicating substantial doubt as to the ability of the Company to continue as a going concern, due to the Company’s losses in 2001, its working capital deficit at October 31, 2001 and the violation of loan covenants in its bank financing agreements. Note 17 to the financial statements also identifies management’s plans for improving cash flow and profitability, some of which have been or are in the process of being implemented.

There can be no assurances that the lines of credit will be renewed when they mature or maintained until their maturity date. If we are unable to renew or maintain these lines of credit, other sources of financing would be sought, either a line of credit from another banking institution or additional equity investment in the Company. There can be no assurance that we would be able to obtain such other sources of financing. Failure to obtain adequate financing would have a material adverse effect on the Company.

Since we are a net borrower of funds, minimal cash balances are kept on hand. At any point in time, we may have more money in checks outstanding than the cash balance. When checks are presented for payment, the bank notifies us, and we borrow on our lines of credit to cover the checks. At December 18, 2001, we are allowed by line of credit formulas to borrow $45,227,000. At December 18, 2001, the outstanding loan balance was $44,667,000.

At September 30, 2001, our long-term debt consists of mortgages and a term note relating to building improvements totaling $7,102,000. The mortgages bear interest at fixed rates ranging from 6.30% to 8.17% and at prime (6.00% at September 30, 2001). The mortgages include a balloon payment for any unpaid balances at the end of the term of the notes. The balloon payments are due beginning June, 2004 through October, 2005. No other long-term debt financing for facilities is expected in fiscal year 2002. We anticipate selling both of the warehouses we own in Livonia, Michigan; the sale price is expected to exceed the net book value, and would generate cash in excess of the mortgage balance.

Capital Activities.

Employees exercised stock options for 74,000, 440,000 and 2,000 shares in fiscal year 2001, 2000 and 1999 respectively. We granted stock options at a weighted average price of $3.66 and $6.81 for 168,000 and 153,000 in fiscal year 2000 and 1999 respectively. No grants were made in fiscal year 2001. The options are exercisable two and three years from the date of grant in two equal parts, and expire five years after the date of grant.

In December 1997, we implemented a restricted stock plan for 500,000 shares. During 1999, the number of shares authorized for the plan was increased to 1,000,000. Awards of 51,000 and 102,298 shares were granted under the restricted stock plan during the fiscal years ended September 30, 2000 and 1999 respectively. No awards were made during fiscal year 2001. The shares vest one, two and three years from the date of grant in three equal parts; in December 2001, 2000 and 1999, we issued 10,000, 163,000 and 175,000 shares respectively.

We do not expect the exercise of stock options, or purchase of shares, by employees and directors to be a material source of capital in fiscal year 2002. We believe that cash flows from operations along with borrowings and the sale of assets not used in our continuing operations will be sufficient to finance our activities in 2002. We have no current plans to conduct an offering of our shares to the public in fiscal year 2002.

Financial Condition

Our total assets decreased from $120,908,000 at September 30, 2000 to $109,072,000 at September 30, 2001. This decrease in total assets was due primarily to a 18% decrease in our accounts receivable. Those receivables decreased $14,191,000 from $77,211,000 at September 30, 2000 to $63,020,000 at September 30, 2001. The decrease in the Company’s accounts receivable reflected a $22,561,000, or 47%, decrease in billed trade accounts receivable, a $17,630,000, or 76%, decrease in unbilled trade account receivables, and a $26,000,000, or 449%, increase in purchased accounts receivable. The decrease in billed trade account receivables was primarily attributable to cyclically high billings in September 2000 that were collected in the subsequent quarter. The decrease in billed and unbilled trade accounts receivable is attributable to lower revenue associated with the softening economy and lower marketing expenditures by the automotive industry, as well as greater focus on the billing and collection process. Unbilled trade accounts receivable continued to decline, reflecting more expeditious billing. Purchased accounts receivable reflects installment payments owed by consumers on automotive extended service contracts purchased by the Company from an automotive manufacturer and its dealers. Payments on these contracts are collected over a period of time, not exceeding 18 months. Purchased accounts receivable generated revenues of approximately $2.8 million, accounts receivable of approximately $31.8 million, and accounts payable of approximately $3.9 million. See the Liquidity and Capital Resources section for details.

Cash increased $3,814,000 as a result of increased borrowings at September 30, 2001. The Company’s investment in partnerships, non-marketable securities and available-for-sale securities decreased approximately $8.8 million. See the Investing Activities section for more details. Refundable Federal Income Tax and Deferred Tax Asset reflect overpayments and anticipated benefits from current year losses. The decrease in federal income taxes payable reflects the payment of previously anticipated federal income tax liabilities and the lack of taxable income in the current fiscal year. Property, Plant and Equipment decreased $6,536,000 due to depreciation and the reclassification of two buildings to Property Held for Sale in the amount of $3,310,000.

The Company’s total current liabilities increased $18,024,000, or 24%, from $73,928,000 at September 30, 2000 to $91,952,000 at September 30, 2001. This increase was attributable to a $1,765,000 decrease in accounts payable, a $15,854,000 increase in notes payable to bank, a decrease of $2,139,000 in federal income tax payable, an increase of $6,550,000 in current portion of long-term debt, a decrease of $1,776,000 in notes payable-related party, an increase of $2,528,000 in advances from customers for uncompleted projects, and a decrease of $1,228,000 in accrued liabilities. The decline in trade accounts payable is associated with lower sales this year, partially offset by an increase in the current month’s accounts payable liability for purchases of accounts receivable from automotive manufacturers and their dealers. Notes payable to bank increased approximately $15.9 million due to the purchasing and financing of accounts receivable relating to the purchased accounts receivable and the timing of payments to suppliers. In addition, current notes payable-related party and long-term notes payable-related party decreased $1,776,000 and $344,000, respectively, as a result of the partial repayment of that indebtedness. Current portion of long-term debt increased $6,550,000 as a result of the reclassification of obligations to current liabilities; this occurred because of financial covenant violations with our bank. See the Liquidity and Capital Resources section for details.

Total stockholder’s equity decreased approximately $22.4 million from $27,551,000 at September 30, 2000 to $5,127,000 at September 30, 2001. This decline was primarily attributable to a total comprehensive loss of $23,412,000 for the year. Approximately $5.3 million of such loss was attributable to the impairment of investments. See the Investing Activities section for details.

Inflation

Although the Company cannot accurately anticipate the effect of inflation on its operations, management believes that inflation has not had, and is not likely in the foreseeable future to have, a material impact on its results to operations

Effects of New Accounting Pronouncements

The Financial Accounting Standards Board issued Statement number 142 regarding amortization of goodwill. Any changes that may be required as a result of this bulletin are required to be implemented for fiscal years beginning after December 15, 2001. Management is finalizing its assessment of the impact this bulletin will have, if any, on the Company’s financial statements.

“CAUTIONARY STATEMENT FOR THE PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995”

Certain statements in Management Discussion and Analysis of Financial Condition and Results of Operations and certain other sections of this Annual Report are forward-looking. These may be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential,” among others. These forward-looking statements are based on our reasonable current expectations. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results or experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and our results include but are not limited to: (1) the complexity and uncertainty regarding the development and customer acceptance of new products and services; (2) the loss of market share through competition; (3) the introduction of competing products or service technologies by other companies; (4) pricing pressures from competitors and/or customers; (5) our inability to protect proprietary information and technology; (6) value of investments of the Company; (7) the loss of key employees and / or customers; (8) our customers continued reliance on outsourcing; (9) changes in our capital structure and cost of capital, and ability to borrow sufficient funds at reasonable rates; (10) completion of our planned merger with SPX Corporation; (11) uncertainties relating to business and economic conditions; (12) management’s ability to maintain proper contract and employee staffing levels; (13) cutbacks in client budgets, project deferrals and cancellations; (14) our ability to sell assets not used in our operations in a timely manner and at reasonable prices; (15) management’s ability to reduce expenses in a timely and meaningful manner; and (16) our ability to convert unbilled trade accounts receivables into billed trade accounts receivables;.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk. Our earnings are affected by changes in short-term interest rates as a result of our revolving credit agreements, which bear interest at a floating rate. We do not use derivative or other financial instruments to mitigate the interest rate risk or for trading purposes. Risk can be estimated by measuring the impact of a near-term adverse movement of 100 basis points in short-term market interest rates. If short-term market interest rates average 100 basis points more in the next 12 months, the adverse impact on our results of operations would be approximately $337,000, net of income tax benefit. Due to our financial condition, our banks have the right to change our interest rate at any time. As of December 17, 2001, they had not done so. At September 30, 2001, we had 3 lines of credit totaling $62,000,000; interest on these lines were at London Inter-Bank Offered Rate (“LIBOR”) plus 1.5%; at September 30, 2001 the interest rate was 4.13% and the outstanding balances were $51,068,000.

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

Investment Risk. We invest in equity instruments of privately-held companies in the Internet information technology and entertainment areas for business and strategic purposes. These investments are included in long-term assets, and are accounted for under the cost method or the equity method. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on these investments when events and circumstances indicate that such assets are permanently impaired. During the year, we recognized an impairment to these investments of $3,312,000. See the Investing Activities section of Item 7 above for details.

We are also exposed to equity price risk on our investments in publicly traded companies. Our available-for-sale securities at September 30, 2000 include our equity positions in Navidec, Inc. and eCollege.com, which have experienced significant volatility in their stock prices. We do not attempt to reduce or eliminate our market exposure on these securities. During the year, we recognized an impairment of $2,006,000 on our investment in Navidec. A 20% adverse change in equity price would result in an approximate $355,000 decrease in fair value in our available-for-sale securities, based upon November 29, 2001 closing market prices for Navidec and eCollege.com..

Item 8. Financial Statements and Supplementary Data.

See Consolidated Financial Statements and Notes to Consolidated Financial Statements attached for financial statements and supplementary data.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Steve Toth, Jr., age 77, became President and Chief Executive Officer of the Company in April 1997 and has been a Board member since March 1994. Mr. Toth has served as President of subsidiary Visual Services, Inc. since 1962. He also serves as President of our subsidiaries Vispac, Inc. and Advanced Animations, Inc.

Martin S. Suchik, age 56, is a director of the Company since 1997. Mr. Suchik is the President at the former subsidiary BKNT Retail Stores, Inc., where he has served in that capacity since its 1981 founding. Mr. Suchik is the nephew of Mr. Toth.

Thomas W. Marquis, age 57, has been the Chief Financial Officer of subsidiary Visual Services, Inc. since 1988. He became Treasurer and Chief Financial and Accounting Officer of the Company in April 1997, became Secretary of the Company in June 1998, and has been a Board member since March 1994. Mr. Marquis serves as Senior Vice President, Secretary and Treasurer of our subsidiaries Visual Services, Inc., Vispac, Inc. and Advanced Animations, Inc.

Harold A. Poling, age 76, has been a Board member since May, 2000. He was Chairman of the Board and Chief Executive Officer of Ford Motor Company. He retired January 1, 1994. He is Chairman of Eclipse Aviation Corporation. He is a Director of Flint Ink Corporation, ArvinMeritor, and Thermadyne Holdings Corporation. He is also on the Investment Banking Advisory Board of Donaldson, Lufkin & Jenrette and a member of the Board of Directors and a Trustee of William Beaumont Hospital.

Ralph Armijo, age 49, has been a Board member since May, 2000. He has served as the President, Chief Executive Officer and as a Director of Navidec since its inception in 1993. He served as Chairman of the Board of DriveOff.com, Inc., and as a Director for the Internet Automobile Dealers Marketing Association from 1998 to 2000.

William James, age 68, has been a Board member since May, 2000. He has been President and Chief Executive Officer of James Cable Partners, L.P., a privately held Delaware limited partnership and a provider of cable television in nine states, since its formation in 1988. Prior to that, he was an Executive Vice President with Capital Cities Communications (which became Capital Cities / ABC, Inc.).

Steve Schultz, age 45, is Executive Vice President of Sales for our subsidiary Visual Services, Inc., where he has served since 1994.

Terry Davis, age 62, is Executive Vice President of Strategic Planning for our subsidiary Visual Services, Inc., where he has served since 1982.

Although Mr. Suchik is the nephew of Mr. Toth, no other director or executive officer is related to any other director or executive officer of the Company (or of any of its subsidiaries) by blood, marriage or adoption. There are no arrangements or understandings between any of our directors or executive officers and any other person pursuant to which that director or executive officer was nominated or elected a director or nominated or elected an executive officer of the Company or any of its subsidiaries.

Messrs. Toth and Marquis are the only directors of the Company who are also employees of the Company or any of its subsidiaries.

No director or executive officer of the Company is a party to any material legal proceeding, or has a material interest in any such legal proceeding that is adverse to the Company or any of its subsidiaries.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10 percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of the Company. Officers, directors and greater than 10 percent stockholders are required by the SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Except as noted in the next sentence, to our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports are required, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with during fiscal year 2001. Mr. James inadvertently filed a Form 5 with respect to the Company and fiscal year 2001 several days late, and we have unable to ascertain whether Mr. Armijo timely filed a Form 5 with respect to the Company and fiscal year 2001.

Officers serve at the discretion of the Board of Directors. All Directors are elected at each annual meeting of shareholders.

Item 11. Executive Compensation.

The following table sets forth information concerning compensation for services in all capacities awarded to, earned by or paid to each of the four most highly compensated executive officers of the Company (the “named executive officers”) for the last three fiscal years whose salary and bonus exceeded $100,000 in the fiscal year 2001.

Long Term Compensation Awards

	Annual Compensation				Awards		Payouts

					Restricted	Securities
					Stock	Underlying	LTIP	All Other
				Other Annual	Award(s)	Options/SARS	Payouts	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	($)	(#)	($)	($)

Steve Toth Jr.	2001	416,000	0	0	0	0	0	0
Chairman, President and CEO	2000	312,000	0	0	0	0	0	0

					Long Term Compensation Awards

	Annual Compensation				Awards		Payouts

					Restricted	Securities
					Stock	Underlying	LTIP	All Other
				Other Annual	Award(s)	Options/SARS	Payouts	Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)	($)	(#)	($)	($)

	1999	312,000	0	1,920	0	0	0	0
Thomas W. Marquis	2001	187,000	0	0	0	0	0	0
Treasurer, Secretary	2000	170,000	0	0	0	0	0	0
	1999	150,000	0	1,800	0	0	0	0
Steve Schultz	2001	227,000	50,000	0	0	0	0	0
Exec V P — Sales	2000	220,000	0	0	0	0	0	0
	1999	206,660	0	1,920	0	0	0	0
Terry Davis	2001	269,000	0	0	0	0	0	0
Exec V P	2000	300,000	0	0	0	0	0	0
	1999	300,000	0	1,920	0	0	0	0

None of the executive officers have contractual compensation agreements. The “other” amounts listed are the Company’s 401(k) contributions. Other than noted, none of the above officers received long term compensation payouts or awards covered by the table above.

Officers may participate in the Company’s 401(k) and stock option plans. Such stock option plans provide that the price of any common stock issued to officers, directors, employees and their affiliates pursuant to any stock grant or exercise of any stock option shall be no less than the fair market value of the Common Stock on the date of the stock or option grant.

The Company has stock options outstanding or issuable for the benefit of employees (including the named executive officers) under the following plans (the “employee stock option plans”):

1986 Incentive Stock Option Plan. Options under this plan were granted to officers and key employees at prices not less than the market price at date of grant. Options are generally exercisable one-third annually commencing 12 months after the date granted and expire at the end of six years. This plan was completed in March 1996 and no new options have been granted under the plan since then. The remaining 40,000 options were exercised during the year ended September 30, 2001. There were no options exercised during fiscal years 2000 and 1999. No options remain outstanding at September 30, 2001.

1986 Nonqualified Stock Option Plan. Options under this plan were granted to officers and employees at prices not less than the market price at date of grant. Options are generally exercisable one-third annually commencing 12 months after the date granted and expire at the end of 10 years. This plan was completed at March 1996 and no new options have been granted under the plan since then. Options for 33,620, 15,000, and 2,090 shares were exercised during fiscal years 2001, 2000 and 1999, respectively. No options remain outstanding at September 30, 2001.

1997 Nonqualified Stock Option Plan and 1997 Incentive Stock Option Plan. These plans were established during 1997 to issue options to officers and employees at prices not less than the market price at date of grant. Each plan is authorized to issue options for 500,000 shares of common stock. During the fiscal year ended September 30, 1999, an additional 1,000,000 options were authorized under the 1997 Incentive Stock Option Plan. Generally, the options vest over a three-year period with 50 percent vesting after two years and the remaining vesting after three years from the date of grant. During fiscal years 2001, 2000 and 1999, 0, 48,000, and 67,666 incentive stock options, respectively, were granted. Options for 146,000, 64,666 and 51,000 were cancelled during fiscal years 2001, 2000 and 1999, respectively. No options have been exercised under these plans. Options for 372,000 shares remain outstanding at September 30, 2001.

Aggregate Option/SAR Grants in the Last Fiscal Year

There were no options granted during fiscal year 2001 to any of the named executive officers.

Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Value Tables

The following table sets forth certain information concerning stock options/SARs granted to the named executive officers by the Company under its 1986 Incentive Stock Option Plan, its 1986 Nonqualified Stock Option Plan, its 1997 Nonqualified Stock Option Plan and its 1997 Incentive Stock Option Plan.

			Number of
	Shares	Value	Securities
Name	Acquired On	Realized	Underlying Unexercised Options/SARs at		Value Of Unexercised
	Exercise (#)	($)	Fiscal Year-End (#)		In-The-Money Options/SARs At Fiscal Year-End ($)

			Exercisable	Unexercisable	Exercisable	Unexercisable

Steve Toth Jr.	0	0	0	0	0	0
Thomas W. Marquis	0	0	0	0	0	0
Steve Schultz	0	0	60,000	0	0	0
Terry Davis	0	0	0	0	0	0

Director compensation

General. We do not pay directors who are also officers of VSI Holdings additional compensation for their service as directors. In fiscal year 2001, compensation for our non-employee directors included the following:

- $15,000 annual retainer;

- $5,000 for each Board meeting and Board committee meeting attended in excess of three meetings per year;

- reimbursement for reasonable expenses incurred in connection with attending a Board meeting or Board committee meeting; and

- options to acquire shares of common stock at fair market value on the date the option is issued. Each option is issued pursuant to our Independent Directors Stock Option Plan.

Independent Director Stock Option Plan. Options under this plan are granted to independent directors who are neither employees nor beneficial owners of 5 percent or more of the Company’s common stock at prices equal to the market price of the Company’s common stock at date of grant. During fiscal years 2001 and 2000, 0 and 120,000 options, respectively, were granted. No options were granted during fiscal year 1999. During fiscal year 2000, options for 27,500 were cancelled. No options were exercised during fiscal years 2001, 2000 and 1999. Options granted are usually exercisable 30 days from date of grant as determined by vesting schedules in the plan. Options for 90,000 shares remain outstanding at September 30, 2001.

Compensation Committee Interlocks and Insider Participation

In fiscal year 2001 the members of the Company’s Compensation Committee were Ralph Armijo, Thomas W. Marquis and Harold A. Poling.

No executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the compensation committee or Board of Directors of the Company. No executive officer of the Company served as a director of another entity, one of whose executive officers served on the compensation committee or Board of Directors of the Company. No executive officer of the Company served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Voting rights are held by the owners of our common stock, of which each share is entitled to one vote on each matter coming before the shareholders. Only one class of Common Stock is authorized; none of the authorized Preferred Stock has been issued. On December 1, 2001, the Company had 33,415,780 shares of common stock (net of 400,250 treasury shares) outstanding. Such shares, and shares issuable under options exercisable within 60 days of December 1, 2001, were owned by:

Name and Address	Shares Owned	% Ownership
Steve Toth, Jr. and family members (1) 41000 Woodward Avenue Bloomfield Hills, Michigan 48304	27,905,755	83.51%

Martin S. Suchik (2) 1778 Ellsworth Industrial Blvd Atlanta, Georgia 30318	485,025	1.45%

Thomas W. Marquis (3) 41000 Woodward Avenue Bloomfield Hills, Michigan 48304	514,431	1.54%

Steve Schultz (4) 41000 Woodward Avenue Bloomfield Hills, Michigan 48304	97,192	.29%

Terry Davis 41000 Woodward Avenue Bloomfield Hills, Michigan 48304	918,906	2.75%

Harold Poling (5) 290 Town Center Drive, Suite 322 Dearborn, Michigan 48126	365,900	1.09%

Ralph Armijo (5) 6399 South Fiddler Green Circle Greenwood Village, Colorado 80111	15,900	.05%

William James (5) 38710 Woodward Avenue Bloomfield Hills, Michigan 48304	20,900	.06%

All directors and officers as a group (8 persons) (1-5)	30,324,009	90.17%

(1)  Mr. Toth is trustee of trusts benefiting him that own 400,000 and 11,826,323 shares. Mr. Toth’s spouse is the trustee of trusts benefiting Mr. Toth’s daughter that owns 11,712,199 shares, and of another trust benefiting her that owns 1,010,797 shares. Mr. Toth disclaims beneficial interest in the shares held by trusts benefiting his daughter and spouse, but such shares are included with his holdings. CLT, a Michigan partnership affiliated with Mr. Toth (“CLT”), holds 2,055,586 shares. 900,850 shares are held by a charitable foundation, of which Mr. Toth is executive director.

(2)  Mr. Suchik owns 473,912 shares, while his IRA owns another 11,113 shares.

(3)  Mr. Marquis is trustee of a trust benefiting him that owns 261,567 shares. His spouse is trustee of a trust benefiting her that owns 252,864 shares. Mr. Marquis disclaims beneficial ownership of his spouse’s shares.

(4)  Includes 60,000 options that can be exercised within sixty days of December 1, 2001.

(5)  Mr. Poling owns 250,000 shares and was granted 15,000 non-employee options exercisable at $6.20 per share in November, 1997, and 85,000 non-employee options in November, 1998, with 50,000 exercisable at $5.75 per share and 35,000 exercisable at $8.20 per share. Mr. James was granted 5,000 non-employee options exercisable at $6.20 per share in December, 1997. Under the Independent Director Stock Option Plan, Messrs. Poling, James and Armijo were granted new 30,000 share options in May, 2000 exercisable for $3.25 per share; such options vest at the rate of 2,100 shares for each Board meeting attended, with a minimum of 7,500 annually. Messrs. Poling, James and Armijo are vested in 115,900, 20,900 and 15,900 shares respectively.

Item 13. Certain Relationships and Related Transactions.

Steve Toth, Jr., The Chairman, President and CEO, of the Company, together with his family, directly and indirectly owns 83.51% of the Company as of December 1, 2001.

Loans to and from Toth Family. At September 30, 2001 and September 30, 2000, we had advanced $95,000 and $804,000, respectively, to Mr. Toth, which amounts are non-interest bearing and unsecured. In addition, demand notes totalling $715,000 bearing interest at 7.00% and unsecured, were borrowed from Mr. Toth, and $603,000 is outstanding at September 30, 2001. No restrictive covenants were imposed.

Note Payable to CLT Associates, L.P. (CLT). CLT is a partnership which is controlled by Mr. Toth. At the start of the fiscal year, we had borrowed $2,920,000 from CLT at 7.00%. The note is unsecured, and imposes no restrictive covenants. The balance at September 30, 2001 was $90,000. This amount was reduced by repayments.

CLT Stock Option. The 1993 reorganization plan of our former retail segment provided that Mr. Toth be issued stock options for 1,600,000 shares. Mr. Toth assigned an 825,000 share option to CLT, which exercised the last 425,000 shares in November, 1999 at $.15625 per share.

CLT has invested $9.7 million in Oz Entertainment Corporation and KC Investors, LP. These are the organizations which had hoped to develop the Wonderful World of Oz theme park. Our investment, combined with CLT totaled $13.2 million at September 30, 2001. We have written off all of our investment at September 30, 2001. See Note 3 of Notes to the Company’s consolidated financial statements.

Declared Distributions to Stockholders. Prior to their acquisition by the Company in February, July and September 1997, the income of Advanced Animations, Inc., Vispac, Inc. and Visual Services, Inc. was taxed to their respective stockholders and members. A portion of such income was distributed to pay such taxes. At September 30, 1997, we had declared, and owed, distributions of $20,659,000 to such stockholders and members. Such distributions related not only to income earned by such subsidiaries from October 1, 1996 until their acquisition, but also included income previously retained by such subsidiaries as working capital. In 1997, $11,494,000 of the $20,659,000 was converted into a subordinated note payable from us to these former stockholders, bearing interest at 7.00%, due December,2002, and subordinated to all bank debt. Approximately $10,250,000 of this subordinated note belongs to Mr. Toth. Interest of $713,000 owing to Mr. Toth was paid or accrued during the fiscal year.

Lease of Real Estate. Mr. Toth directly and indirectly owns the entire interest in a partnership (CLT) that owns the building in which Vispac is based. The lease is for $551,000 per year until November, 2001 and $638,000 thereafter until it expires in September 2006. The rental charges do not exceed those ordinarily and customarily paid in the community.

VSI Holdings, Inc. and Subsidiaries

Consolidated Financial Report

September 30, 2001

VSI Holdings, Inc. and Subsidiaries

Contents

Report Letter	1
Consolidated Financial Statements
Balance Sheet	2
Statement of Operations	3
Statement of Changes in Stockholders’ Equity	4
Statement of Cash Flows	5
Notes to Consolidated Financial Statements	6-28

Independent Auditor’s Report

To the Board of Directors and Stockholders

VSI Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of VSI Holdings, Inc. and subsidiaries as of September 30, 2001 and 2000 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each year in the three-year period ended September 30, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VSI Holdings, Inc. and subsidiaries at September 30, 2001 and 2000 and the consolidated results of their operations and their cash flows for each year in the three-year period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17, the Company incurred a net loss of $21,209,000 for the year ended September 30, 2001. At September 30, 2001, the Company has a working capital deficit of $17,258,000 and the Company has violated restrictive covenants on its bank credit facilities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these matters are also disclosed in Note 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plante & Moran, LLP

Ann Arbor, Michigan
December 13, 2001

VSI Holdings, Inc. and Subsidiaries

	Consolidated Balance Sheet

	September 30

	2001	2000

Assets
Current Assets
Cash	$4,719,000	$905,000
Trade accounts receivable (net of allowance of $1,026,000 and $526,000 at September 30, 2001 and 2000, respectively):
Billed	25,555,000	48,116,000
Unbilled	5,674,000	23,304,000
Purchased receivables (Note 2)	27,012,000	4,900,000
Notes receivable and advances	167,000	201,000
Inventory	307,000	438,000
Accumulated costs of uncompleted programs (net of allowance of $343,000 and $0 at September 30, 2001 and 2000, respectively)	2,822,000	3,744,000
Deferred tax asset (Note 8)	1,574,000	899,000
Refundable federal income tax	5,625,000	—
Other current assets	1,239,000	761,000

Total current assets	74,694,000	83,268,000
Purchased Receivables (Note 2)	4,779,000	891,000
Notes Receivable — Officers	1,065,000	921,000
Property, Plant, and Equipment (Note 4)	15,858,000	22,394,000
Property Held for Sale (Note 2)	3,310,000	—
Deferred Tax Asset (Note 8)	6,002,000	830,000
Goodwill	855,000	1,283,000
Investment in Available-for-Sale Securities (Note 3)	1,885,000	7,131,000
Investments (Note 3)	624,000	4,190,000

Total assets	$109,072,000	$120,908,000

Liabilities and Stockholders’ Equity
Current Liabilities
Current portion of long-term debt (Note 5)	$7,102,000	$552,000
Notes payable — Related party (Note 6)	1,644,000	3,420,000
Trade accounts payable	21,714,000	23,479,000
Notes payable to bank (Note 5)	51,068,000	35,214,000
Accrued liabilities	2,742,000	3,970,000
Federal income tax payable	—	2,139,000
Advances from customers for uncompleted projects	7,682,000	5,154,000

Total current liabilities	91,952,000	73,928,000
Notes Payable — Related parties (Note 6)	11,993,000	12,337,000
Long-term Debt — Net of current portion (Note 5)	—	7,092,000
Stockholders’ Equity (Note 12)
Preferred stock — $1.00 par value per share, 2,000,000 shares authorized, no shares issued	—	—
Common stock — $.01 par value per share, 60,000,000 shares authorized, 33,816,000 shares issued in 2001 and 33,580,000 shares issued in 2000	338,000	336,000
Additional paid-in capital	9,057,000	8,071,000
Retained earnings (accumulated deficit)	(939,000)	20,270,000
Accumulated other comprehensive income (loss)	(1,473,000)	730,000
Treasury stock, at cost — 400,000 shares in 2001 and 2000	(1,856,000)	(1,856,000)

Total stockholders’ equity	5,127,000	27,551,000

Total liabilities and stockholders’ equity	$109,072,000	$120,908,000

See Accompanying Summary of Accounting
Policies and Notes to Consolidated
Financial Statements.

VSI Holdings, Inc. and Subsidiaries

		Consolidated Statement of Operations

	Year Ended September 30

	2001	2000	1999

Revenue	$124,581,000	$187,255,000	$143,360,000
Expenses
Cost of revenue	54,401,000	82,471,000	57,105,000
Operating expenses	91,667,000	90,737,000	82,901,000

Total expenses	146,068,000	173,208,000	140,006,000

Operating Income (Loss)	(21,487,000)	14,047,000	3,354,000
Other Income (Expenses)
Permanent impairment on investments (Note 3)	(5,318,000)	—	—
Equity in losses of unconsolidated investee (Note 3)	(23,000)	(1,515,000)	(400,000)
Interest income and other income (expense)	521,000	69,000	(516,000)
Gain (loss) on sale of assets	(300,000)	168,000	—
Interest expense	(3,663,000)	(3,708,000)	(3,005,000)

Total other expenses	(8,783,000)	(4,986,000)	(3,921,000)

Income (Loss) - Before income taxes	(30,270,000)	9,061,000	(567,000)
Provision for (Benefit from) Income Taxes (Note 8)	(9,061,000)	3,511,000	(69,000)

Net Income (Loss)	(21,209,000)	5,550,000	(498,000)
Other Comprehensive Income (Losses) - Net of tax
Foreign currency translation adjustment	(49,000)	(17,000)	24,000
Unrealized gain (loss) on securities (Note 3)	(4,160,000)	(1,108,000)	1,854,000
Less: Permanent losses recognized during the period (Note 3)	2,006,000	—	—

Net other comprehensive income (loss)	(2,203,000)	(1,125,000)	1,878,000

Comprehensive Income (Loss)	$(23,412,000)	$4,425,000	$1,380,000

Earnings Per Share
Basic net income (loss) per share	$(0.64)	$0.17	$(0.02)

Fully diluted net income (loss) per share	$(0.64)	$0.17	$(0.02)

Weighted Average Shares Outstanding
Basic	33,309,000	33,070,000	32,816,000
Effect of stock options	—	262,000	—

Fully diluted	33,309,000	33,332,000	32,816,000

See Accompanying Summary of Accounting
Policies and Notes to Consolidated
Financial Statements.

VSI Holdings, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

				Retained
	Common Stock		Additional	Earnings
			Paid-in	(Accumulated	Treasury
	Shares	Amount	Capital	Deficit)	Stock

Balance - October 1, 1998	40,741,000	$407,000	$8,208,000	$15,218,000	$(3,643,000)
Net loss	—	—	—	(498,000)	—
Exercise of stock options (Note 12)	2,000	—	1,000	—	—
Issuance of restricted stock (Note 11)	154,000	2,000	985,000	—	—
Acquisition of stock for treasury	—	—	—	—	(798,000)
Foreign currency translation adjustments	—	—	—	—	—
Issuance of stock	87,000	1,000	417,000	—	—
Retirement of treasury stock	(8,024,000)	(80,000)	(2,826,000)	—	2,906,000
Repayment of stock subscriptions	—	—	—	—	—
Tax benefit of stock options exercised	—	—	92,000	—	—
Issuance of stock options (Note 12)	—	—	72,000	—	—
Unrealized gain on investments	—	—	—	—	—

Balance - September 30, 1999	32,960,000	330,000	6,949,000	14,720,000	(1,535,000)
Net income	—	—	—	5,550,000	—
Exercise of stock options (Note 12)	440,000	4,000	70,000	—	—
Issuance of restricted stock (Note 11)	175,000	2,000	1,037,000	—	—
Acquisition of stock for treasury	—	—	—	—	(321,000)
Foreign currency translation adjustments	—	—	—	—	—
Issuance of stock	5,000	—	15,000	—	—
Unrealized loss on investments	—	—	—	—	—

Balance - September 30, 2000	33,580,000	336,000	8,071,000	20,270,000	(1,856,000)
Net loss	—	—	—	(21,209,000)	—
Exercise of stock options (Note 12)	74,000	1,000	38,000	—	—
Issuance of restricted stock (Note 11)	160,000	1,000	942,000	—	—
Foreign currency translation adjustments	—	—	—	—	—
Issuance of stock	2,000	—	6,000	—	—
Unrealized holding losses on investments	—	—	—	—	—
Permanent losses recognized during current period	—	—	—	—	—

Balance - September 30, 2001	33,816,000	$338,000	$9,057,000	$(939,000)	$(1,856,000)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated Other
		Comprehensive Income

		Foreign
	Stock	Currency	Unrealized	Total
	Subscriptions	Translation	Gain (Loss) on	Stockholders'
	Receivable	Adjustments	Investments	Equity

Balance - October 1, 1998	$(25,000)	$(23,000)	$—	$20,142,000
Net loss	—	—	—	(498,000)
Exercise of stock options (Note 12)	—	—	—	1,000
Issuance of restricted stock (Note 11)	—	—	—	987,000
Acquisition of stock for treasury	—	—	—	(798,000)
Foreign currency translation adjustments	—	24,000	—	24,000
Issuance of stock	—	—	—	418,000
Retirement of treasury stock	—	—	—	—
Repayment of stock subscriptions	25,000	—	—	25,000
Tax benefit of stock options exercised	—	—	—	92,000
Issuance of stock options (Note 12)	—	—	—	72,000
Unrealized gain on investments	—	—	1,854,000	1,854,000

Balance - September 30, 1999	—	1,000	1,854,000	22,319,000
Net income	—	—	—	5,550,000
Exercise of stock options (Note 12)	—	—	—	74,000
Issuance of restricted stock (Note 11)	—	—	—	1,039,000
Acquisition of stock for treasury	—	—	—	(321,000)
Foreign currency translation adjustments	—	(17,000)	—	(17,000)
Issuance of stock	—	—	—	15,000
Unrealized loss on investments	—	—	(1,108,000)	(1,108,000)

Balance - September 30, 2000	—	(16,000)	746,000	27,551,000
Net loss	—	—	—	(21,209,000)
Exercise of stock options (Note 12)	—	—	—	39,000
Issuance of restricted stock (Note 11)	—	—	—	943,000
Foreign currency translation adjustments	—	(49,000)	—	(49,000)
Issuance of stock	—	—	—	6,000
Unrealized holding losses on investments	—	—	(4,160,000)	(4,160,000)
Permanent losses recognized during current period	—	—	2,006,000	2,006,000

Balance - September 30, 2001	$—	$(65,000)	$(1,408,000)	$5,127,000

See Accompanying Summary of Accounting
Policies and Notes to Consolidated
Financial Statements.

VSI Holdings, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

	Year Ended September 30

	2001	2000	1999

Cash Flows from Operating Activities
Net income (loss)	$(21,209,000)	$5,550,000	$(498,000)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	5,569,000	5,817,000	5,669,000
Write-off of goodwill	—	—	2,154,000
Bad debt expense	1,465,000	526,000	—
Allowance for accumulated costs of uncompleted programs	343,000	—	—
Equity in losses of unconsolidated investee	23,000	1,515,000	400,000
Permanent impairment on investments	5,318,000	—	—
Noncash retirement plan contribution	—	—	229,000
Deferred income taxes	(4,745,000)	(237,000)	(347,000)
(Gain) loss on sale of property, plant, and equipment	300,000	(168,000)	—
Issuance of stock options	—	—	72,000
Write-off of assets	—	516,000	421,000
Changes in operating assets:
Trade accounts receivable	11,326,000	(24,090,000)	198,000
Inventory	131,000	(28,000)	(1,000)
Accumulated costs of uncompleted programs	579,000	1,139,000	(1,663,000)
Other current assets	(478,000)	(152,000)	556,000
Refundable (accrued) federal income tax	(7,764,000)	3,590,000	(5,921,000)
Trade accounts payable	(1,765,000)	5,027,000	6,526,000
Accrued liabilities	(285,000)	1,691,000	488,000
Advances from customers for uncompleted projects	2,528,000	(2,670,000)	800,000

Net cash provided by (used in) operating activities	(8,664,000)	(1,974,000)	9,083,000
Cash Flows from Investing Activities
Purchases of property, plant, and equipment	(2,241,000)	(7,165,000)	(3,061,000)
Proceeds from sale of property, plant, and equipment	10,000	608,000	—
Additions to notes receivable and advances	(144,000)	(253,000)	(146,000)
Payments on notes receivable and advances	34,000	—	1,200,000
Distribution from partnership	481,000	—	—
Investment in available-for-sale securities	—	(50,000)	(2,450,000)
Purchase of other investments	(250,000)	(941,000)	(7,150,000)

Net cash used in investing activities	(2,110,000)	(7,801,000)	(11,607,000)
Cash Flows from Financing Activities
Principal payments on long-term debt	(542,000)	(532,000)	(918,000)
Proceeds from long-term debt	—	—	2,621,000
Principal payments on related party debt	(3,273,000)	(1,080,000)	(18,000)
Proceeds from related party debt	2,553,000	5,201,000	160,000
Net borrowings on notes payable	15,854,000	6,788,000	3,287,000
Proceeds from issuance of stock	45,000	89,000	190,000
Acquisition of treasury stock	—	(321,000)	(798,000)
Proceeds from payment of stock subscription	—	—	25,000
Redemption of common stock	—	—	(1,960,000)

Net cash provided by financing activities	14,637,000	10,145,000	2,589,000
Effect of Exchange Rate Changes on Cash	(49,000)	(17,000)	24,000

Net Increase in Cash	3,814,000	353,000	89,000
Cash - Beginning of year	905,000	552,000	463,000

Cash - End of year	$4,719,000	$905,000	$552,000

See Accompanying Summary of Accounting
Policies and Notes to Consolidated
Financial Statements.

VSI Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
September 30, 2001 and 2000

Note 1 — Organization of the Company and Basis of Presentation

The accompanying consolidated financial statements include the accounts of VSI Holdings, Inc. (the “Company”), its wholly owned subsidiaries, consisting of Advanced Animations, Inc., Vispac, Inc., Visual Services, Inc., PSG International, Inc., and its majority owned subsidiary, eCity Studios, Inc. Intercompany balances and transactions have been eliminated in consolidation.

Advanced Animations, Inc. designs and manufactures product simulators and animatronic displays. Customers are primarily from the retail and entertainment industry throughout the world.

Vispac, Inc. provides administrative and promotional services, warehousing, packaging operations, and call center operations predominantly for North American automobile manufacturers.

Visual Services, Inc. is a broad-based provider of educational curriculums and product training, interactive technology-based distance learning systems, product launches, Web site development, direct response and site-based marketing, and change process and cultural change consulting. Customers are primarily North American automobile manufacturers.

eCity Studios, Inc. provides Web site development consulting to customers throughout North America.

PSG International, Inc. provides curriculum development and product training to automobile manufacturers at the dealership level throughout Canada and Australia.

Note 2 — Significant Accounting Policies

Revenue Recognition - Visual Services, Inc., Vispac, Inc., PSG International, Inc., and eCity Studios, Inc. provide marketing services under single- or multiple-phase contractual arrangements with customers for projects generally ranging from 3 months to 24 months in duration. Following execution of a written contract obligating the customer to pay for services rendered, revenue is recognized upon completion of each project phase or otherwise as the services are rendered, in each case as specified in the agreement with the customer. Such revenue is recognized at the estimated realizable amount attributable under the agreement with the customer to the completed project phase or the service rendered, as applicable. Revenue for services attributable to customer changes to project specifications is recognized when the customer has executed a written change order and the services contemplated by the change order have been rendered or the applicable project phase has been completed, whichever occurs later. Unbilled trade accounts receivable result from revenue recognized for completed project phases in advance of customer billings.

VSI Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
September 30, 2001 and 2000

Note 2 — Significant Accounting Policies (Continued)

Advanced Animations, Inc. manufactures product simulators, animatronic figures, and displays for theme parks, casinos, and retailers under written display contracts of varying duration. It recognizes revenue on each of those contracts based on its estimate of the percentage of work under the contract that has been completed. A percentage of the contract price, determined by the ratio of incurred costs to total estimated costs, is included in revenue and the incurred costs are charged against this revenue. Revisions in cost and profit estimates during the course of a contract are reflected in the accounting period in which the facts that require the revision become known. Billings are made in accordance with contract terms. At the time a loss on a contract becomes known, the entire amount of the estimated loss is accrued.

Accounts Receivable - The Company’s accounts receivable are due primarily from customers in the automobile manufacturing industry, who are located throughout the world. At September 30, 2001 and 2000, approximately 74 percent and 70 percent, respectively, of the Company’s accounts receivable were due from two customers.

Purchased Receivables - Purchased receivables consist of consumer receivables arising from specific vendor warranty programs that the Company purchases from the vendor. Visual Services, Inc. purchases the contracts at face value less an agreed-upon administration fee. The Company performs administrative services and collects the receivables over a period of 12 to 18 months, depending on the length of the contract. The administration fee revenue is recognized evenly over the length of the contract. In the event of default of payment by the consumer, the vendor is generally obligated to reimburse the Company for the unpaid balance on the account. Accordingly, no allowance for uncollectible accounts has been recorded at September 30, 2001. The amounts expected to be collected past 12 months from the balance sheet date have been classified as noncurrent receivables.

Inventory - Inventory, which consists of raw materials and supplies, is recorded at the lower of cost, determined on the specific unit basis, or market.

Accumulated Costs of Uncompleted Programs - Accumulated costs of uncompleted programs consist of costs accumulated on various service-related contracts of Visual Services, Inc. The accumulated costs are included as a current asset, as they consist of ongoing job costs, which will be recorded as cost of revenue against revenue recognized within the next fiscal year. At September 30, 2001 and 2000, indirect contract costs amounting to $459,000 and $733,000, respectively, were capitalized and included in accumulated costs.

VSI Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
September 30, 2001 and 2000

Note 2 — Significant Accounting Policies (Continued)

Property, Plant, and Equipment - Property, plant, and equipment are recorded at cost. Depreciation is computed using accelerated and straight-line methods over the estimated useful lives of the assets. Amortization of leasehold improvements is computed on the straight-line method over the estimated useful lives of the assets or the lease term. Costs of maintenance and repairs are charged to expense when incurred.

Property Held for Sale - Property held for sale consists of two buildings that are no longer being used for operating purposes and are being held for sale. These assets are recorded at the lower of their carrying value or fair market value less additional costs to dispose. Due to the loss of a significant portion of business in the marketing segment, the Company has begun to consolidate its operations, making these two operating facilities available for sale. As of September 30, 2001, the carrying value of these available-for-sale assets was $3,310,000.

Goodwill - Goodwill represents the excess cost of acquiring PSG International, Inc. over the fair value of its net assets at the date of acquisition. The carrying value of goodwill is evaluated annually based on the projected discounted cash flows of PSG International, Inc. To the extent the carrying value of goodwill significantly exceeds the projected discounted cash flows, a write-down of goodwill is recorded. During the year ended September 30, 1999, as a result of a reduction in the estimated future business generated by PSG International, Inc., goodwill of $2,154,000 was written off because it was considered to have no continuing value. In addition, the Company reduced the life over which the remaining goodwill was being amortized from 15 years to 6 years. This change in the estimated life of the goodwill had the effect of decreasing net income for the year ended September 30, 1999 by $260,000 ($0.01 per share). At September 30, 2001 and 2000, accumulated amortization amounted to $1,475,000 and $1,047,000, respectively.

Total amortization expense amounted to $428,000, $427,000, and $422,000 for the years ended September 30, 2001, 2000, and 1999, respectively.

Income Taxes - Deferred tax assets and liabilities are recognized based on the difference between financial statement carrying amounts and the income tax basis of assets and liabilities using currently enacted income tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the year in deferred tax assets and liabilities.

VSI Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
September 30, 2001 and 2000

Note 2 — Significant Accounting Policies (Continued)

Retirement Plan - The Company has a voluntary retirement savings plan designed in accordance with Section 401(k) of the Internal Revenue Code that covers all eligible employees. Employer contributions are discretionary and determined annually by management. There was no contribution made for the years ended September 30, 2001 and 2000. Employer contributions amounted to $229,000 of the Company’s stock for the year ended September 30, 1999.

Earnings per Share - Earnings per share is computed using the weighted average number of shares outstanding. Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding during the year, without regard to stock options and restricted stock awards outstanding. In the computation of fully diluted earnings per share, the treasury stock method of determining weighted average shares is required, which assumes the exercise of existing stock options and awards and the repurchase of shares with the proceeds, if such a computation has a dilutive effect. For 2001 and 1999, the effect of the stock options was not considered because to do so would have been antidilutive.

Stock Options - The Company has several stock option plans (see Note 12). Options granted to nonemployees are accounted for at fair value. Options granted to employees and directors are accounted for using the intrinsic value method, under which compensation expense is recorded at the amount by which the market price of the underlying stock at the grant date exceeds the exercise price of an option. Under the Company’s plans, the exercise price on all options granted equals or exceeds the fair value of the stock at the grant date. Accordingly, no compensation cost is recorded as a result of stock option awards to employees under the plans.

Impairment of Long-lived Assets - The Company reviews long-lived assets, including all investments, for impairment when circumstances indicate the carrying amount of an asset may not be recoverable. An impairment is recognized when the sum of undiscounted estimated future cash flows expected to result from the use of the asset is less than the carrying value or when the value of an investment is deemed to be other than temporary.

Investments - The Company’s investments in marketable securities are classified as available for sale. Available-for-sale securities are recorded at fair value in investments on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a component of other comprehensive income.

The Company’s investment in nonmarketable securities was stated at cost.

Investments in Partnerships - Investments in partnerships are accounted for using the equity method.

VSI Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
September 30, 2001 and 2000

Note 2 — Significant Accounting Policies (Continued)

Comprehensive Income - Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments, are reported as a direct adjustment to the equity section of the balance sheet. Such items, along with net income, are considered components of comprehensive income.

Significant Accounting Estimates

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. For example, the Company recognizes certain revenue using the percentage of completion method, which requires the use of significant estimates. Actual results could differ from those estimates.

Deferred Tax Assets - Realization of approximately $7,576,000 of total deferred tax assets, representing ordinary and capital losses, is dependent on the Company’s ability to generate approximately $18,375,000 and $3,905,000 of future taxable income and capital gains, respectively. Management believes that it is more likely than not that the future taxable income, including income that may be generated as a result of certain tax-planning strategies, will be sufficient to utilize the net operating losses carrying forward prior to their expiration in 2021 and a portion of the capital loss carryforwards that exist at September 30, 2001 and 2000. A valuation allowance of $1,538,000 and $241,000 has been recorded at September 30, 2001 and 2000, respectively. The amount of the deferred tax assets considered realizable could be reduced if estimates of future taxable income and capital gains are reduced. Such an occurrence could materially adversely affect the Company’s consolidated results of operations and financial condition. The Company will continue to evaluate the realizability of the deferred tax assets quarterly by assessing the need for and amount of a valuation allowance.

VSI Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
September 30, 2001 and 2000

Note 2 — Significant Accounting Policies (Continued)

Risks and Uncertainties - A large portion of the Company’s sales are to customers in the automobile industry. Sales to three of the Company’s customers in this industry accounted for 74 percent, 74 percent, and 65 percent of the Company’s total sales in 2001, 2000, and 1999, respectively. During the year ended September 30, 2001, the automobile industry experienced challenging economic and financial conditions. As a result, many of the Company’s customers cancelled, modified, or delayed projects and contracts that the Company had been engaged to complete during the year ended September 30, 2001. Although the continued delay, cancellation, or significant modification to existing and future client projects and contracts are not anticipated, there is no assurance that these adverse conditions will not continue to occur. In addition, increased competition could result in changes in the Company’s customer base over time and it is therefore possible that the Company could lose one or more of its largest customers over time and, as a result, operations could be materially impacted.

Foreign Currency Translation - The assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the current rate of exchange on the last day of the reporting period, revenue and expenses are translated at the average monthly exchange rates, and all other equity transactions are translated using the actual rate on the date of the transaction.

Note 3 — Investments

The available-for-sale securities consist of the following:

	2001	2000

431,525 shares of Navidec, Inc. common stock (representing a less than 5 percent ownership interest)	$181,000	$3,344,000
473,308 shares of eCollege.com common stock (representing a less than 5 percent ownership interest)	1,704,000	3,787,000

Total investment in available-for-sale securities	$1,885,000	$7,131,000

During the year ended September 30, 2001, the investment in Navidec, Inc. was written down to its estimated realizable value, because in the opinion of management, the decline in market value of those securities is considered to be other than temporary. The writedown in value amounting to $2,006,000 for the year ended September 30, 2001 has been charged to income as a permanent impairment on investments.

VSI Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
September 30, 2001 and 2000

Note 3 — Investments (Continued)

Unrealized gains or losses on the available-for-sale securities are included as a separate component of stockholders’ equity, net of any related tax effect. At September 30, 2001, the gross unrealized holding losses on available-for-sale securities, exclusive of permanent impairment losses recognized, amounted to $2,125,000. At September 30, 2000 and 1999, the gross unrealized holding gains were $1,131,000 and $2,809,000, respectively.

The Company’s investment in partnerships and nonmarketable securities consists of the following:

	2001	2000

KC Investors, L.P.	$—	$2,812,000
Corporate Eagle Five, L.L.C.	408,000	540,000
Visual Learning Systems, L.L.C.	—	(124,000)
Performance Planning, L.L.C.	216,000	462,000

Total investment in partnerships	624,000	3,690,000
Nonmarketable equity securities	—	500,000

Total investment in partnerships and nonmarketable securities	$624,000	$4,190,000

The investment in partnerships consists of several partnership investments that have been accounted for under the equity method. The investment in KC Investors, L.P. (KCI) represents an approximate 15 percent interest in the partnership. KCI was formed as an investment partnership to fund the continuing development of the Oz Entertainment Company, a corporation in which KCI holds a majority interest. The Oz Entertainment Company is a development stage company engaged in the early stages of development of a theme park and resort in Kansas based on the 1939 MGM film, The Wizard of Oz. A partnership controlled by the majority stockholder of the Company also owns an interest in KCI (approximately 6 percent) and a direct interest in preferred stock of the Oz Entertainment Company.

The investment in nonmarketable securities at September 30, 2000 consists of 1,342 shares of senior preferred stock in Oz Entertainment Company, a corporation in which KCI (a partnership investment of the Company) holds a majority interest.

VSI Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
September 30, 2001 and 2000

Note 3 — Investments (Continued)

At September 30, 2001, the investments in KCI and Oz Entertainment Company have been written down to zero. During October 2001, the Company was informed that the local government where the theme park was to be located concluded to delay the decision on the use of the land for an indefinite period of time. The management of Oz Entertainment Company and KCI has since delayed the project indefinitely. As a result of these events and the significant potential future capital requirements necessary to fund any further commitments, the Company has determined that it cannot continue funding this project. Based on these events, management believes its investment in the project cannot be recovered. Accordingly, a writedown in value, totaling $3,312,000, for the year ended September 30, 2001, has been charged to income as a permanent impairment on investments.

Note 4 — Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

			Depreciable
	2001	2000	Life - Years

Land and land improvements	$491,000	$1,286,000	—
Building	4,029,000	8,171,000	18-39
Furniture, fixtures, and equipment	33,315,000	38,547,000	5-10
Leasehold improvements	3,810,000	3,810,000	18-39
Vehicles	937,000	960,000	5

Total	42,582,000	52,774,000
Less accumulated depreciation and amortization	26,724,000	30,380,000

Net carrying amount	$15,858,000	$22,394,000

Depreciation expense amounted to $5,141,000, $5,390,000, and $5,668,000 for the years ended September 30, 2001, 2000, and 1999, respectively.

During the year ended September 30, 2000, a touring exhibit was deemed to be impaired and written down to fair value. Fair value was determined by estimating future cash inflows from the exhibit. The Company estimated that there would be no future net cash inflows and recorded an impairment loss of $516,000 (included in operating expenses) for the year ended September 30, 2000.

VSI Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
September 30, 2001 and 2000

Note 4 — Property, Plant, and Equipment (Continued)

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

Note 5 — Bank Credit Facilities

The Company has several lines of credit, as follows:

	2001	2000

Bank line of credit permitting borrowings up to $32,000,000 at .50 percent below the bank’s prime rate (prime was 6.00 percent at September 30, 2001). Borrowings equal to or greater than $500,000 can be made for fixed periods of time at a fixed rate equal to LIBOR plus 1.50 percent (LIBOR at September 30, 2001 was 2.63 percent).
Collateralized by all assets of the Company, except for certain accounts receivable that are pledged as first security to the line of credit below, and expiring in September 2001	$24,826,000	$24,434,000
Bank line of credit permitting borrowings up to $5,000,000 at .75 percent below the bank’s prime rate. Borrowings equal to or greater than $500,000 can be made for fixed periods of time at a fixed rate equal to LIBOR plus 1.50 percent. Collateralized by all assets of the Company, except for certain accounts receivable that are pledged as first security to the line of credit below, and expiring in March 2002	4,990,000	4,900,000
Bank line of credit permitting borrowings up to $25,000,000 at .75 percent below the bank’s prime rate. Borrowings equal to or greater than $1,000,000 can be made for fixed periods of time at a fixed rate equal to LIBOR plus 1.25 percent. Collateralized with a first security interest in certain receivables and a secondary security interest in all assets of the Company, and expiring in July 2002	19,025,000	—
Checks written but not yet presented to the bank Upon presentation to the bank, additional borrowings will be made on the line of credit. The Company policy is to reflect these checks as additional amounts payable to the bank	2,227,000	5,880,000

Total notes payable to bank	$51,068,000	$35,214,000

The weighted-average interest rate on short-term notes payable was 5.30 percent and 8.70 percent as of September 30, 2001 and 2000, respectively.

VSI Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
September 30, 2001 and 2000

Note 5 — Bank Credit Facilities (Continued)

Subsequent to September 30, 2001, the terms of the $32,000,000 and $5,000,000 lines of credit were revised. The new terms include a change in the permitted borrowing amounts from $32,000,000 to $25,000,000 (of which $5,000,000 is set aside for future letters of credit) and from $5,000,000 to $6,000,000, respectively. Interest rates on both lines range from .25 percent to 1.00 percent above the bank’s prime rate depending on the Company’s debt service coverage ratio. Borrowings equal to or greater than $500,000 can be made for fixed periods of time at a fixed rate ranging from 1.50 percent to 2.75 percent above LIBOR at the time the amounts are converted to fixed terms depending on the Company’s debt service coverage ratio. In the event of default or violation of the bank covenants, the interest rates charged on both lines is increased 2 percent. The lines of credit expire in June 2002.

Long-term bank debt consists of the following:

	2001	2000

Mortgage payable to bank, bearing interest at the bank’s prime rate (6.00 percent at September 30, 2001), due in monthly installments of $21,765 including interest, with a final principal payment due on September 1, 2004. The mortgage is collateralized by the related land and building with a net book value of $2,702,000 at September 30, 2001	$2,288,000	$2,352,000
Mortgage payable to bank, bearing interest at 6.30 percent, due in monthly installments of $18,199 including interest, with a final principal payment due on October 8, 2005. The mortgage is collateralized by the related land and building with a net book value of $3,271,000 at September 30, 2001	2,285,000	2,349,000
Term loan payable to bank, bearing interest at 6.52 percent, due in monthly installments of $33,724 including interest with the final payment due October 8, 2001. The loan is collateralized by all assets of the Company	34,000	390,000

VSI Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
September 30, 2001 and 2000

Mortgage payable to bank, bearing interest at 8.17 percent, due in monthly installments of $22,201 including interest, with a final principal payment due on June 4, 2004. The mortgage is collateralized by the related land and building with a net book value of $608,000 at September 30, 2001	2,495,000	2,553,000

Total	7,102,000	7,644,000
Less current portion	7,102,000	552,000

Long-term portion	$—	$7,092,000

Note 5 — Bank Credit Facilities (Continued)

The line of credit agreements and the long-term bank debt contain certain restrictive financial covenants requiring that, among other things, the Company maintain certain levels of net worth and working capital and that the ratio of total liabilities to net worth, debt service ratio, and current ratio do not exceed certain amounts. At September 30, 2001, the Company was in violation of its bank covenants and the bank has not waived these covenants. Accordingly, all long-term bank debt has been classified as a current obligation.

Future principal payments due on the long-term debt based on the original payment terms in the debt agreements are as follows:

Years Ending
September 30	Amount

2002	$246,000
2003	229,000
2004	4,590,000
2005	93,000
2006	1,944,000

Total	$7,102,000

VSI Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
September 30, 2001 and 2000

Note 6 — Related Party Notes Payable

Notes payable to related parties consist of the following:

	2001	2000

Notes payable to stockholders of VSI Holdings, Inc., unsecured, bearing interest at 7.00 percent and due December 31, 2002. The notes are subordinated to all bank debt	$11,993,000	$12,337,000
Note payable to a partnership in which the Company’s controlling stockholder owns 100 percent through direct and indirect ownership. The unsecured note is due on demand and bears interest at 7.00 percent	120,000	2,920,000
Notes payable to stockholders of VSI Holdings, Inc., unsecured, bearing interest at 7.00 percent and due on demand	1,524,000	500,000

Total	13,637,000	15,757,000
Less current portion	1,644,000	3,420,000

Long-term portion	$11,993,000	$12,337,000

Note 7 — Commitments and Contingencies

Lease Commitments - The Company utilizes operating leases for equipment, warehouses, and operating facilities. For most locations, the Company pays taxes, insurance, and maintenance costs. Lease terms generally range from one to six years with renewal options for additional three- to five-year periods.

The Company leases one of its primary operating facilities from a partnership, of which the Company’s controlling stockholder owns 100 percent through direct and indirect ownership.

The minimum lease payments for the remaining years under the above leases are as follows:

Years Ending
September 30	Related Party	Other	Total

2002	$623,000	$4,238,000	$4,861,000
2003	638,000	2,096,000	2,734,000
2004	638,000	371,000	1,009,000
2005	638,000	221,000	859,000
2006	638,000	16,000	654,000
2007 and thereafter	160,000	—	160,000

Total	$3,335,000	$6,942,000	$10,277,000

Rent expense was as follows for the years ended September 30:

VSI Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
September 30, 2001 and 2000

		2001	2000	1999

Related party		$551,000	$551,000	$551,000
Other		4,452,000	4,459,000	4,001,000

	Total	$5,003,000	$5,010,000	$4,552,000

VSI Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
September 30, 2001 and 2000

Note 8 — Income Taxes

The following is a summary of the deferred tax assets and liabilities at September 30, 2001 and 2000:

	2001	2000

Deferred tax assets:
Unearned revenue	$410,000	$—
Depreciation and amortization	1,193,000	1,050,000
Net operating loss carryforwards	3,448,000	—
Accrued expenses not deductible for tax purposes	1,164,000	900,000
Losses from partnership investments — Equity method	374,000	405,000
Permanent impairment on investments	1,808,000	—
Unrealized loss on investments	717,000	—

Total deferred tax assets	9,114,000	2,355,000
Deferred tax liabilities — Unrealized gain from investments	—	(385,000)

Net deferred tax asset before valuation allowance	9,114,000	1,970,000
Valuation allowance	(1,538,000)	(241,000)

Net deferred tax asset	$7,576,000	$1,729,000

A valuation allowance has been established due to the uncertainty of the Company being able to realize capital losses from investments for tax purposes.

At September 30, 2001, the Company has a net operating loss carryforward of approximately $10,142,000, which can be used to offset future taxable income. The net operating loss expires on September 30, 2021.

The provision for income taxes consists of the following:

		2001	2000	1999

Current		$(4,316,000)	$3,748,000	$278,000
Deferred		(4,745,000)	(237,000)	(347,000)

	Total provision for (benefit from) income taxes	$(9,061,000)	$3,511,000	$(69,000)

VSI Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
September 30, 2001 and 2000

Note 8 — Income Taxes (Continued)

A reconciliation of taxes on income from continuing operations based on the statutory federal income tax rate to the provision for income taxes is as follows:

	2001	2000	1999

Tax (benefit) computed at statutory federal income tax rate	$(10,292,000)	$3,080,000	$(193,000)
Nondeductible expenses	60,000	196,000	164,000
Change in valuation allowance	1,297,000	241,000	—
Adjustments to prior year taxes and other	(126,000)	(6,000)	(40,000)

Total provision for (benefit from) income taxes	$(9,061,000)	$3,511,000	$(69,000)

Note 9 — Cash Flows

Cash paid during the years ended September 30, 2001, 2000, and 1999 for interest amounted to $2,933,000, $3,589,000, and $3,013,000, respectively. Cash paid for income taxes in those years was $3,464,000, $158,000, and $6,199,000, respectively.

The Company had the following significant noncash investing and financing transactions:

•	During 2001, the Company reduced accounts receivable due from Oz Entertainment Company and recorded a corresponding reduction in a note payable to CLT (a related party partnership) for $1,400,000. CLT received an additional partnership interest from Oz Entertainment Company as a result of satisfying the accounts receivable obligation owed to the Company.

•	During 2000, the Company received 1,342 shares of senior preferred stock in Oz Entertainment Company in exchange for a reduction of an accounts receivable due from Oz Entertainment Company of $500,000.

•	During the years ended September 30, 2001, 2000, and 1999, the Company issued 160,233, 174,713, and 154,126 shares of stock, respectively, under its restricted stock compensation plan (see Note 11). As a result, the Company reduced the accrual for stock compensation and recorded additional stock and paid-in capital totaling $943,000, $1,039,000, and $987,000, respectively.

VSI Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
September 30, 2001 and 2000

Note 10 — Self-insurance Plan

The Company is substantially self-insured for employee medical and dental claims. The policy year of the plan is October 1 to September 30. The Company has purchased stop-loss insurance for individual claims that exceed $75,000 annually. The Company has estimated the amount of incurred but not reported claims (IBNR) based on historical claims reported after year end and has recorded an accrual to the extent that the estimated IBNR exceeds any prefunded amounts.

Note 11 — Stock Compensation

In December 1997, the Board of Directors approved a restricted stock compensation plan for certain key employees. Under the plan, key employees are allocated the right to receive stock, subject to forfeiture if employment terminates prior to the end of prescribed periods ranging from one to three years. During the years ended September 30, 2001, 2000, and 1999, the Company awarded key employees the right to receive shares. The market value of these shares will be recognized and charged as compensation expense as earned over the future service period. The following is a summary of the activity in the restricted stock compensation plan:

	2001		2000		1999

	Unissued	Unrecognized	Unissued	Unrecognized	Unissued	Unrecognized
	Shares	Compensation	Shares	Compensation	Shares	Compensation
Share rights outstanding:
Balance — Beginning of year	231,007	$183,000	381,525	$663,000	462,375	$1,604,000
Rights awarded during year	10,000	26,875	51,000	149,000	102,298	463,000
Rights forfeited during year	(29,670)	(86,151)	(26,805)	(161,000)	(29,022)	(188,000)
Shares issued during year	(160,233)	—	(174,713)	—	(154,126)	—
Compensation recognized	—	(107,311)	—	(468,000)	—	(1,216,000)

Balance — End of year	51,104	$16,413	231,007	$183,000	381,525	$663,000

Vested, unissued shares — End of year	—		—		—

Note 12 — Stock Options

The Company issued options for the Company’s common stock in the following arrangements:

Mr. Toth’s Options

In 1993, the Company granted its majority stockholder options to purchase 825,000 shares of common stock at $.15625 per share for providing assistance with financing in accordance with a Plan of Reorganization. The final 425,000 options that were outstanding as of September 30, 1999 were exercised during the year ended September 2000.

VSI Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
September 30, 2001 and 2000

Note 12 — Stock Options (Continued)

Other Options

During the years ended September 1999 and 1998, the Company issued stock options for 85,000 and 58,000 common shares, respectively, to certain consultants of the Company. The exercise prices for the years ended September 1999 and 1998 ranged from $5.75 to $8.20 and $6.20 to $8.20, respectively. The fair value of the options amounted to $89,000 and $83,000, respectively, which was charged to expense. Generally, the options are exercisable between two and three years from the date of issuance. No options have been exercised. Options for 143,000 shares remain outstanding at September 30, 2001.

The Company has stock options outstanding or issuable for the benefit of employees and directors under the following plans:

1986 Incentive Stock Option Plan - Options under this plan were granted to officers and key employees at prices not less than the market price at date of grant. Options are generally exercisable one-third annually commencing 12 months after the date granted and expire at the end of six years. This plan terminated in March 1996 and the remaining 40,000 options were exercised during the year ended September 30, 2001.

1986 Nonqualified Stock Option Plan - Options under this plan were granted to officers and employees at prices not less than the market price at date of grant. Options are generally exercisable one-third annually commencing 12 months after the date granted and expire at the end of 10 years. This plan terminated in March 1996 and the remaining 33,620 options were exercised during the year ended September 30, 2001.

1997 Nonqualified Stock Option Plan and 1997 Incentive Stock Option Plan - These plans were established during 1997 to issue options to officers and employees at prices not less than the market price at date of grant. Each plan is authorized to issue options for 500,000 shares of the Company’s common stock. During the year ended September 30, 1999, the Company approved the addition of 1,000,000 options to the 1997 Incentive Stock Option Plan. Generally, the options vest over a three-year period with 50 percent vesting after two years and the remaining vesting after three years from the date of grant. During the years ended September 30, 2000 and 1999, 48,000 and 67,666 incentive stock options were granted, respectively. There were no options granted during the year ended September 30, 2001. Options for 146,000, 64,666, and 51,000 shares were cancelled during the years ended September 2001, 2000, and 1999, respectively.

No options have been exercised under these plans. Options for 372,000 shares remain outstanding at September 30, 2001.

Note 12 — Stock Options (Continued)

Independent Director Stock Option Plan - Options under this plan are granted to independent directors who are neither employees nor beneficial owners of 5 percent or more of the Company’s common stock at prices equal to the market price of the Company’s common stock at date of grant. During the year ended

VSI Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
September 30, 2001 and 2000

September 30, 2000, 120,000 options were granted. No options were granted during the years ended September 30, 2001 or 1999. During the years ended September 30, 2001 and 2000, 32,500 and 27,500 options were cancelled. No options have been exercised to date. Options granted are usually exercisable 30 days from date of grant as determined by vesting schedules in the plan. Options for 90,000 shares remain outstanding at September 30, 2001.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date, the Company’s income from continuing operations for 2001, 2000, and 1999 would have been reduced by $159,000 ($.01 per share), $386,000 ($.01 per share), and $236,000 ($.01 per share), respectively.

Information regarding these fixed-price option plans for the years ended September 30, 2001, 2000, and 1999 are as follows:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Options outstanding — Beginning of year	857,120	$5.57	1,221,286	$3.91	1,121,710	$3.64
Canceled	(178,500)	6.53	(92,166)	5.92	(51,000)	7.19
Granted	—	—	168,000	3.66	152,666	6.81
Exercised	(73,620)	0.53	(440,000)	0.17	(2,090)	0.50

Options outstanding — End of year	605,000	5.90	857,120	5.57	1,221,286	3.91

Option price range — End of year	$3.25 to $8.20		$.50 to $8.70		$.15625 to $8.70
Option price range for exercised shares	$.50 to $.55		$.15625 to $.50		$.50
Options available for future grants — End of year	1,499,000		1,249,000		1,417,000
Weighted average fair value of options granted during the year	—		$0.57		$1.22

VSI Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
September 30, 2001 and 2000

Note 12 — Stock Options (Continued)

The following table summarizes information about fixed price stock options outstanding at September 30, 2001:

		Options Outstanding		Options Exercisable

		Weighted
	Number	Average		Number
Range of	Outstanding at	Remaining	Weighted	Exercisable at	Weighted
Exercise	September 30,	Contractual	Average	September 30,	Average
Prices	2001	Life	Exercise	2001	Exercise Price

$3.25 to $4.00	115,000	2 years	3.41	47,700	$3.25
$5.20 to $6.375	323,000	2 years	6.11	308,000	$6.13
$6.50 to $8.20	167,000	2 years	7.20	149,500	$7.26

	605,000		5.90	505,200	$6.19

Note 13 — Segment Information and Major Customers

The Company’s operations are classified into two major business segments: marketing services and entertainment. The marketing services segment performs administrative and data management services, creates, prints, and prepares promotional materials, and performs other marketing services. In addition, the marketing services segment provides product and leadership training and creates and produces video training products, industrial theater, and meetings.

The entertainment segment designs and manufactures animated displays for the retail and entertainment industry throughout the world. In addition, the entertainment segment operates and administers touring animated educational displays.

The Company had sales from foreign activities of $5,903,000, $5,422,000, and $5,269,000 for the years ended September 30, 2001, 2000, and 1999, respectively.

VSI Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
September 30, 2001 and 2000

Note 13 — Segment Information and Major Customers (Continued)

Summarized financial information for each of the Company’s two industry segments for the three-year period ended September 30, 2001 is as follows:

	2001	2000	1999

Revenue:
Marketing services sector	$120,200,000	$182,403,000	$134,295,000
Entertainment sector	4,381,000	4,852,000	9,065,000

Consolidated total	$124,581,000	$187,255,000	$143,360,000

Income (loss) from operations:
Marketing services sector	$(19,624,000)	$17,524,000	$486,000
Entertainment sector	(1,642,000)	(3,240,000)	2,352,000
Permanent impairment on investments	(5,318,000)	—	—
Equity in losses of unconsolidated investee	(23,000)	(1,515,000)	(400,000)
Interest expense	(3,663,000)	(3,708,000)	(3,005,000)

Consolidated income (loss) from operations before income taxes	$(30,270,000)	$9,061,000	$(567,000)

Identifiable assets:
Marketing services sector	$104,351,000	$115,731,000	$91,175,000
Entertainment sector	4,721,000	5,177,000	7,127,000

Consolidated total	$109,072,000	$120,908,000	$98,302,000

Depreciation and amortization:
Marketing services sector	$4,417,000	$4,173,000	$7,408,000
Entertainment sector	1,152,000	1,644,000	415,000

Consolidated total	$5,569,000	$5,817,000	$7,823,000

Capital expenditures:
Marketing services sector	$2,043,000	$4,658,000	$2,736,000
Entertainment sector	198,000	2,507,000	325,000

Consolidated total	$2,241,000	$7,165,000	$3,061,000

VSI Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
September 30, 2001 and 2000

Note 13 — Segment Information and Major Customers (Continued)

The following companies are considered major customers of the marketing service sector and comprise 10 percent or greater of the Company’s net sales:

		Percent

		2001	2000	1999

Customer A		42	39	32
Customer B		27	32	23
Customer C		5	3	10

	Total	74	74	65

Note 14 — Quarterly Results (Unaudited)

The following tables contain selected unaudited consolidated statements of income for each quarter for fiscal 2001 and 2000. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal Year 2001

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

	(in thousands, except for per share data)
Revenue	$14,923	$33,445	$32,884	$43,329
Operating income (loss)	(17,690)	(2,064)	(5,261)	3,528
Net income (loss)	(15,602)	(3,497)	(3,548)	1,438
Net income (loss) per common share:
Basic	(0.47)	(0.10)	(0.11)	0.04
Fully diluted	(0.47)	(0.10)	(0.11)	0.04
Weighted average shares outstanding (a):
Basic	33,416	33,416	33,393	33,180
Fully diluted	33,416	33,416	33,393	33,279

VSI Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
September 30, 2001 and 2000

Note 14 — Quarterly Results (Unaudited) (Continued)

	Fiscal Year 2000

	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter

	(in thousands, except for per share data)
Revenue	$58,830	$45,636	$44,689	$38,100
Operating income	2,998	5,022	3,897	2,130
Net income	1,048	2,195	1,451	856
Net income per common share:
Basic	0.03	0.07	0.04	0.03
Fully diluted	0.03	0.07	0.04	0.03
Weighted average shares outstanding (a):
Basic	33,172	33,198	33,261	32,761
Fully diluted	33,383	33,397	33,430	32,972

(a)	Earnings per common share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly per common share information may not equal the annual earnings per common share.

Note 15 — Fair Values of Financial Instruments

A summary of the fair values of financial instruments, as well as the methods and significant assumptions used to estimate fair values, is as follows:

Short-term Financial Instruments - The fair value of short-term financial instruments, including cash, trade accounts receivable and payable, accrued liabilities, and advances from customers, approximates the carrying amounts in the accompanying consolidated financial statements due to the short maturity of such instruments.

Marketable Securities - The carrying amount of investments in available-for-sale securities is equal to their fair values based on quoted market prices.

Investments - Investments consist of investments in privately held partnership interests. There is no market for the Company’s investment in the privately held investment partnerships. It was impracticable to estimate the fair values of those investments. During the year ended September 30, 2001, the Company wrote down its investment in the partnership, as management believes that a permanent impairment in the value has occurred (see Note 3).

Purchased Receivables - At September 30, 2001 and 2000, the estimated fair value of the purchased receivables was approximately $30,578,000 and $5,569,000, respectively. The fair value was estimated using a discounted cash flow approach based on investments with similar terms and maturity.

VSI Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
September 30, 2001 and 2000

Note 15 — Fair Values of Financial Instruments (Continued)

Notes Receivable and Advances, Notes Payable to Bank, and Long-term Debt - The fair values approximate the carrying amounts since the note rates approximate rates currently available to the Company for notes with similar terms and maturities.

Notes Payable to Related Parties - At September 30, 2001, the estimated fair value of the notes payable to related parties was approximately the carrying value. The estimated fair value of the notes payable to related parties at September 30, 2000 was approximately $15,064,000. The estimated fair value was determined using rates currently available to the Company.

Note 16 — Litigation

As of September 30, 2001, the Company has pending litigation with a former employee and stockholder who is seeking damages for wrongful discharge and denial of the value for Company stock options. Management feels the case is without merit and plans to vigorously defend the lawsuit. At this time, the case is in preliminary stages and the outcome is not determinable, although management believes the outcome will not have a material effect on the Company’s financial position.

In addition, on September 21, 2001, the Company filed a class action lawsuit, on its own behalf and on behalf of a plaintiff class consisting of the Company’s approximately 1,600 stockholders and option holders, against SPX Corporation and its directors alleging that such corporation had failed to perform its obligations under an agreement and plan of merger between the Company and such corporation. The Company’s suit asks that the court either require SPX Corporation to complete the proposed merger with the Company or award the Company and the plaintiff class damages. In late December 2001, the defendants in this action filed an answer denying the Company’s allegations and a counterclaim alleging breach of contract and seeking recovery of damages and a termination fee of approximately $9,000,000. As this matter is in a very preliminary stage and its outcome is not presently determinable, the Company has not recorded any contingent receivable or liability related to its outcome.

VSI Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
September 30, 2001 and 2000

Note 17 — Management’s Plan

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. During 2001, the Company incurred a significant loss, having a working capital deficit of $17,258,000 at September 30, 2001, and the Company has violated restrictive covenants on its bank credit facilities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Due to the significant losses experienced within the current year, the Company has implemented a strategic plan that includes a significant amount of cost reduction, improvement to cash collection procedures, sale of assets, and business divestiture. The details of these items include:

•	Further job eliminations, which could reduce expenses by approximately $11,000,000 in fiscal year 2002

•	Sale of two operating facilities, which would reduce debt service requirements and operating expenses

•	Sale of a partnership interest, which management estimates may generate cash flow of approximately $1,000,000

•	Sale or liquidation of eCity Studios, Inc., which resulted in a net loss to the Company of approximately $1,200,000 during the year ended September 30, 2001

•	Changes in the operational structure, which will accelerate billing and cash collection

During the year ended September 30, 2001, the Company reduced its workforce and realized a cost savings of approximately $2,400,000. For the upcoming fiscal year, the Company estimates that these cuts will save an additional $5,400,000 in addition to the future job eliminations noted above.

The Company is also in the process of analyzing certain aspects of its business for future viability and upon conclusion of such analysis will decide to cease those which will not be profitable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Financial Statements, Financial Statement Schedules and Exhibits.

1.     Consolidated Financial Statements of VSI Holdings, Inc. and subsidiaries and Independent Auditors’ Report are filed herewith as a separate section of this report.

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

*     3.1 Articles of Incorporation of the Registrant dated April 21, 1997, together with Articles of Merger of Registrant and The Banker’s Note, Inc. dated April 21, 1997, filed as Exhibit 3.1 to form 10-K for fiscal year ended September 30, 1997.

*     3.2 By-Laws of the Registrant, amended and effective on September 12, 1997, filed as Exhibit 3.2 to form 10-K for fiscal year ended September 30, 1997.

*     4.1 VSI Holdings, Inc. 1997 Incentive Stock Option Plan as approved at the Annual Shareholders’ Meeting held on April 21, 1997, filed as Exhibit 4.1 to form 10-K for fiscal year ended September 30, 1997.

*     4.2 VSI Holdings, Inc. 1997 Non-Qualified Stock Option Plan as approved at the Annual Shareholders’ Meeting held on April 21, 1997, filed as Exhibit 4.2 to form 10-K for fiscal year ended September 30, 1997.

*     4.3 The Banker’s Note, Inc. Independent Director Stock Option Plan as approved at the Annual Shareholders’ Meeting held on June 23, 1989, filed as Exhibit 4.3 to form 10-K for fiscal year ended September 30, 1997.

*     4.4 The Banker’s Note, Inc. 1986 Incentive Stock Option Plan as approved at the Annual Shareholders’ Meeting held on June 16, 1986, filed as Exhibit 4.1 to Form 10-K for fiscal year ended September 30, 1996.

*     4.5 The Banker’s Note, Inc. 1986 Non-Qualified Stock Option Plan as approved at the Annual Shareholders’ Meeting held on June 16, 1986, filed as Exhibit 4.2 to Form 10-K for fiscal year ended September 30, 1996.

*     4.6 VSI Holdings, Inc. Restricted Stock Plan December 1, 1997 as approved at the annual shareholders meeting held on April 8, 1998, filed as Exhibit 4.6 to Form 10-K for fiscal year ended September 30, 1998

*     4.7 VSI Holdings, Inc. Employee Stock Purchase Plan October 7, 1997 as approved at the annual shareholders meeting held on April 8, 1998, filed as Exhibit 4.7 to Form 10-K for fiscal year ended September 30, 1998.

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

+10.1 Loan agreement dated July 12, 2001 between Visual Services, Inc. and Bank One, Michigan.

+10.2 Loan Guaranty dated July 12, 2001 between VSI Holdings, Inc. and Bank One, Michigan.

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

Date: December 20, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Steve Toth, Jr. Steve Toth, Jr.	Director, President and Chief Executive Officer (Principal Executive Officer)	January 10, 2002

/s/ Martin S. Suchik Martin S. Suchik	Director	January 10, 2002

/s/ Thomas W. Marquis Thomas W. Marquis	Director, Treasurer, Secretary, Principal Financial Officer	January 10, 2002

/s/ Harold Poling Harold Poling	Director	January 10, 2002

Ralph Armijo	Director	January 10, 2002

William James	Director	January 10, 2002

Exhibit Index

Exhibit Number	Description

Exhibits: * signifies exhibit incorporated herein by reference
+ signifies exhibit filed herewith

* 3.1	Articles of Incorporation of the Registrant dated April 21, 1997, together with Articles of Merger of Registrant and The Banker’s Note, Inc. dated April 21, 1997, filed as Exhibit 3.1 to form 10-K for fiscal year ended September 30, 1997.

* 3.2	By-Laws of the Registrant, amended and effective on September 12, 1997, filed as Exhibit 3.2 to form 10-K for fiscal year ended September 30, 1997.

* 4.1	VSI Holdings, Inc. 1997 Incentive Stock Option Plan as approved at the Annual Shareholders’ Meeting held on April 21, 1997, filed as Exhibit 4.1 to form 10-K for fiscal year ended September 30, 1997.

* 4.2	VSI Holdings, Inc. 1997 Non-Qualified Stock Option Plan as approved at the Annual Shareholders’ Meeting held on April 21, 1997, filed as Exhibit 4.2 to form 10-K for fiscal year ended September 30, 1997.

* 4.3	The Banker’s Note, Inc. Independent Director Stock Option Plan as approved at the Annual Shareholders’ Meeting held on June 23, 1989, filed as Exhibit 4.3 to form 10-K for fiscal year ended September 30, 1997.

* 4.4	The Banker’s Note, Inc. 1986 Incentive Stock Option Plan as approved at the Annual Shareholders’ Meeting held on June 16, 1986, filed as Exhibit 4.1 to Form 10-K for fiscal year ended September 30, 1996.

* 4.5	The Banker’s Note, Inc. 1986 Non-Qualified Stock Option Plan as approved at the Annual Shareholders’ Meeting held on June 16, 1986, filed as Exhibit 4.2 to Form 10-K for fiscal year ended September 30, 1996.

* 4.6	VSI Holdings, Inc. Restricted Stock Plan December 1, 1997 as approved at the annual shareholders meeting held on April 8, 1998, filed as Exhibit 4.6 to Form 10-K for fiscal year ended September 30, 1998.

* 4.7	VSI Holdings, Inc. Employee Stock Purchase Plan October 7, 1997 as approved at the annual shareholders meeting held on April 8, 1998, filed as Exhibit 4.7 to Form 10-K for fiscal year ended September 30, 1998.

* 4.8	Advanced Animations, Inc. Agreement and Plan of Merger dated February 7, 1997, filed as Exhibit 4.8 to Form 10-K for fiscal year ended September 30, 1998.

* 4.9	VISPAC, Inc. Agreement and Plan of Merger dated June 13, 1997, filed as Exhibit 4.9 to Form 10-K for fiscal year ended September 30, 1998.

* 4.10	Visual Services, Inc. Agreement and Plan of Merger dated September 24, 1997, filed as Exhibit 4.10 to Form 10-K for fiscal year ended September 30, 1998.

+10.1	Loan agreement dated July 12, 2001 between Visual Services, Inc. and Bank One, Michigan.

+10.2	Loan Guaranty dated July 12, 2001 between VSI Holdings, Inc. and Bank One, Michigan.

+ 21.1	List of Subsidiaries of the Registrant.

+ 23.1	Consent of Plante & Moran LLP, Independent Auditors.