Form 10-Q
period 2001-12-31
VSI HOLDINGS INC
filed 2002-02-19
CIK 354611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended December 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ______

There were 33,415,780 shares of Common Stock, par value $.01 per share, outstanding at December 31, 2001, excluding 400,250 treasury shares.

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

VSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31 2001 (Unaudited)	September 30 2001 (Audited)
ASSETS
CURRENT ASSETS
Cash	$ 4,098 ,000	$ 4,719,000
Trade accounts receivable:
Billed	10,775,000	25,555,000
Unbilled	6,032,000	5,674,000
Purchased receivables	31,056,000	27,012,000
Notes receivable and advances	139,000	167,000
Notes receivable - related party	130,000
Inventory	282,000	307,000
Accumulated costs of uncompleted programs	3,869,000	2,822,000
Deferred tax asset	1,574,000	1,574,000
Refundable federal income tax	3,906,000	5,625,000
Other current assets	966,000	1,239,000
Total Current Assets	62,827,000	74,694,000
PURCHASED RECEIVABLES	5,480,000	4,779,000
LONG-TERM PORTION OF NOTES RECEIVABLE - Related Parties	341,000	1,065,000
PROPERTY,PLANT AND EQUIPMENT (NET)	14,763,000	15,858,000
PROPERTY HELD FOR SALE	3,310,000	3,310,000
DEFERRED TAX ASSET	7,783,000	6,002,000
INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES	1,673,000	1,885,000
INVESTMENTS	589,000	624,000
GOODWILL-NET	748,000	855,000
Total Assets	$97,514,000	$109,072,000
	=========	===========

VSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	December 31, 2001 (Unaudited)	September 30 2001 (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$ 7,029,000	$ 7,102,000
Notes payable - Related party	1,644,000	1,644,000
Trade accounts payable	26,077,000	21,714,000
Notes payable to bank	38,172,000	51,068,000
Accrued liabilities	3,073,000	2,742,000
Advances from customers for uncompleted projects	7,733,000	7,682,000
Total Current Liabilities	83,728,000	91,952,000
LONG-TERM LIABILITIES
Notes payable - Related parties	11,327,000	11,993,000
Total Long-Term Liabilities	11,327,000	11,993,000
STOCKHOLDERS' EQUITY
Preferred stock - $1.00 par value per share, 2,000,000 shares authorized, no shares issued	-	-
Common stock - $.01 par value per share, 60,000,000 shares authorized, 33,816,000 shares issued at December 31, 2001 and September 30, 2001	338,000	338,000
Treasury stock, (at cost) 400,000 shares at December 31, 2001, and September 30, 2001	(1,856,000)	(1,856,000)
Additional paid-in capital	9,057,000	9,057,000
Accumulated Other Comprehensive Income	(1,623,000)	(1,473,000)
Retained Earnings	(3,457,000)	(939,000)
Total Stockholders' Equity	2,459,000	5,127,000
Total Liabilities and Stockholders' Equity	$97,514,000	$109,072,000
	===========	===========

See Notes to Consolidated Financial Statements

VSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended
	December 31 2001 (Unaudited)	December 31 2000 (Unaudited)
REVENUE	$23,281,000	$43,329,000
EXPENSES
Cost of revenue	12,043,000	15,643,000
Operating expenses	14,514,000	24,158,000
Total Expenses	26,557,000	39,801,000
OPERATING INCOME (LOSS)	(3,276,000)	3,528,000
OTHER EXPENSES
Interest income and other income and expense	48,000	(327,000)
Interest expense	(505,000)	(964,000)
Total Other Expenses	(457,000)	(1,291,000)
INCOME (LOSS) - Before income taxes	(3,733,000)	2,237,000
PROVISION FOR (BENEFIT FROM) INCOME TAXES	(1,215,000)	799,000
NET INCOME (LOSS)	$ (2,518,000)	$ 1,438,000
	============	===========
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustment	(10,000)	(1,000)
Unrealized loss on Securities, Net of Tax Benefit of $72,000 and $1,413,000 for the three months ended December 31, 2001 and 2000, respectively	(140,000)	(2,743,000
TOTAL OTHER COMPREHENSIVE LOSS	$ (150,000)	$ (2,744,000)
COMPREHENSIVE LOSS	$ (2,668,000)	$ (1,306,000)

See Notes to Consolidated Financial Statements

VSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME - Continued

	Three Months Ended
	December 31 2001 (Unaudited)	December 31 2000 (Unaudited)
EARNINGS (LOSS) PER SHARE:
Basic:	$ (0.07)	$ 0.04

Fully Diluted:	$ (0.07)	$ 0.04

Weighted Average Shares Basic	33,816,000	33,180,000
Dilutive	33,816,000	33,279,000

See Notes to Consolidated Financial Statements

VSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended
	December 31 2001 (Unaudited)	December 31 2000 (Unaudited)
Cash Flows from Operating Activities
Net Income (Loss)	$(2,518,000)	$ 1,438,000
Adjustments to reconcile net income (loss) to Net cash from operating activities:
Depreciation and amortization	1,202,000	1,273,000
Equity in losses of unconsolidated investee	35,000	254,000
Deferred income taxes	(1,709,000)	521,000
Refundable Federal Income Tax	1,719,000	-
(Increase) decrease in assets:
Inventory	25,000	80,000
Trade accounts receivable	9,677,000	3,956,000
Other Current Assets	273,000	528,000
Accumulated costs of uncompleted programs	(1,047,000)	(1,732,000)
Increase (decrease) in liabilities:
Trade accounts payable	4,363,000	(6,618,000)
Accrued liabilities	331,000	(3,029,000)
Advances from customers for uncompleted projects	51,000	351,000
Net cash provided by (used in) operating activities	12,402,000	(2,978,000)
Cash Flows from Investing Activities
Changes notes receivable	28,000	30,000
Changes notes receivable Related Party	594,000	(264,000)
Changes property and equipment	-	(426,000)
Investment in unconsolidated investments	-	(254,000)
Net cash provided by (used in) investing activities	622,000	(914,000)
Cash Flows from Financing Activities
Changes Long Term Debt	(73,000)	(139,000)
Change to related party debt	(666,000)	(515,000)
Net borrowings Notes Payable	(12,896,000)	6,887,000
Proceeds from issuance of stock	-	5,000
Net cash provided by (used in) financing activities	(13,635,000)	6,238,000
Effect of Exchange Rate Changes on Cash	(10,000)	(1,000)
Net Change in Cash	(621,000)	2,345,000
Cash - Beginning of Period	4,719,000	905,000
Cash - End of Period	$ 4,098,000	$ 3,250,000
	=========	=========

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

2. The interim financial information presented herein should be read in conjunction with Management's Discussion and Analysis and financial statements and related notes included in the Registrant's Annual Report on Form 10-K for the year ended September 30, 2001. Results for interim periods should not be considered indicative of the results that may be expected for the year ended September 30, 2002.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this report and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001. The following discussion contains certain forward-looking statements relating to our anticipated future financial conditions and operating results and our current business plans. In the future, our financial condition and operating results could differ materially from those discussed herein and our current business plans could be altered in response to market conditions and other factors beyond our control. Important factors that could cause or contribute to such difference or changes include those discussed elsewhere in this report and the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2001 (see the disclosures under "Cautionary Statement for the Purpose of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995").

BUSINESS DESCRIPTION:

VSI Holdings, Inc. (the "Company", "we", "our", or "us") presently consists of subsidiaries in the marketing services and entertainment/edutainment business sectors, operating under the following trade names:
   Visual Services, Inc., a broad-based provider of educational curriculums and product training; interactive technology-based distance learning systems; product launches; Web site development, internet, intranet, and extranet solutions; direct-response and site-based marketing; change process and cultural change consulting;
   Vispac, Inc., an integrated logistics and call center operation;
   Performance Systems Group, a provider of in-field consulting and change process sustainment services;
   eCity Studios, Inc., a web site development company; and
   Advanced Animations, Inc., a manufacturer of product simulators, animatronic figures and displays for theme parks, casinos, museums, and retail.

We serve our global customers from our Bloomfield Hills, Michigan headquarters and other offices in Michigan, California, Vermont, and Canada. We have approximately 700 employees.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, consisting of Advanced Animations, Inc., Vispac, Inc., Visual Services, Inc., eCity Studios, Inc. and PSG International, Inc. Inter-company balances and transactions have been eliminated in consolidation.

FINANCIAL CONDITION

Our total assets decreased from $109,072,000 at September 30, 2001 to $97,514,000 at December 31, 2001. This decrease in total assets was due primarily to a 15% decrease in our accounts receivable. Those receivables decreased $9,677,000 from $63,020,000 at September 30, 2001 to $53,343,000 at December 31, 2001.

The decrease in the Company's accounts receivable reflected a $14,780,000, or 58%, decrease in billed trade accounts receivable, a $358,000, or 6%, increase in unbilled trade account receivables, and a $4,745,000, or 15%, increase in purchased receivables. The increase in purchased receivables reflects continued growth in the extended service contract business for our largest customer. See the Liquidity and Capital Resources section for details. The decrease in billed trade account receivables was primarily attributable to cyclically high billings in September 2001 that were collected in the subsequent quarter. The decrease in trade accounts receivable is attributable to lower revenue associated with the softening economy and lower marketing expenditures by the automotive industry.

Purchased receivables reflects installment payments owed by consumers on automotive extended service contracts purchased by the Company from automotive manufacturers and their dealers. Payments on these contracts are collected over a period of time, not exceeding 18 months. See the Liquidity and Capital Resources section for details.

The change in the Company's total assets also reflects a $1,047,000 increase in accumulated costs of uncompleted programs. This item, which represents project start-up costs and activities, increased as a result of an increase in the number of projects in the start-up phase.

Refundable Federal Income Tax reflects overpayments and anticipated benefit from current year losses. We anticipate receiving approximately $3.9 million shortly in refunds of income taxes prevously paid. In October, 2001 a refund of $1.3 million was received.

The Company's total current liabilities decreased $8,224,000, or 9%, from $91,952,000 at September 30, 2001 to $83,728,000 at December 31, 2001. This decrease was primarily attributable to a $12,969,000 decrease in notes payable to bank that was partially offset by a $4,363,000 increase in accounts payable, and an increase of $51,000 in advances from customers for uncompleted projects.

The increase in trade accounts payable is primarily associated with the current month's liability for purchases of purchased receivables from automotive manufacturers and their dealers. See the Liquidity and Capital Resources section for details. In addition, long-term notes payable-related party decreased $666,000, as a result of the partial repayment of that indebtedness. Notes payable to bank decreased approximately $13.0 million due primarily to the collection of trade accounts receivable which were used to repay the bank lines of credit.

Total stockholder's equity decreased approximately $2.7 million from $5,127,000 at September 30, 2001 to $2,459,000 at December 31, 2001. This decline was attributable to a total comprehensive loss of $2,668,000 for the three months ended December 31, 2001. Comprehensive loss includes our net loss and change in market value of available-for-sale securities.

OPERATING RESULTS

Revenue Recognition Policies. The Company operates in two segments, a marketing services segment and a entertainment /edutainment segment. The marketing services segment provides marketing services and customers relationship management, organizational training and development services primarily to the automotive and pharmaceutical industries. The entertainment /edutainment segment provides entertaining and educational animatronic displays and other entertainment /edutainment products primarily to theme parks, casinos, museums, and retail.

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

The Company operates in very competitive markets and its sales are derived primarily from the automotive industry. The business areas in which the Company and its customers operate are subject to general economic cycles and industry specific business cycles. Accordingly, any downturn in the economy in general or in the business areas in which the Company and its customers operate could have a negative impact on the Company's results of operations and financial condition. The Company is currently experiencing the negative impact of this economic environment. Such negative impact may be magnified, especially in a given quarter, if negative changes in the economy and in the business cycles of the Company's different operations occur contemporaneously or suddenly and the Company is not able to implement a timely response of sufficient magnitude.

Three Months Ended December 31, 2001 compared to Three Months Ended December 31, 2000

Revenues. Revenues were $23,281,000 for the three months ended December 31, 2001, compared to $43,329,000 for the same period last year. The 46% decline in revenues compared to the same period in the prior fiscal year was primarily attributable to a softening economy and the cancellation and reduction of expenditures by our automotive clients for marketing support and other services, all of which resulted in curtailments and deferrals of existing Company projects and delays in new Company projects. Although the Company believes that existing projects will be restored as general economic conditions improve, there can be no assurances that such results will be achieved.

Cost of Revenue. Cost of Revenue decreased from $15,643,000 in the prior year to $12,043,000. As a percentage of revenue, it increased from 36% to 52%. This is primarily attributable to the loss of discounts and efficiencies associated with lower revenue.

Operating Expense. Our operating expenses have decreased to $14,514,000 for the three months ended December 31, 2001 from $24,158,000 in the three months ended December 31, 2001. This decrease of 40% is mainly attributable to the following factors: (1) professional expenses and other costs incurred in the prior year as a result of the proposed merger with SPX; (2) wage reductions ranging from 2% to 8% of salaries; (3) fewer employees as a result of layoffs; and (4) decreased dependence on contract labor, resulting in lower labor costs.

Net Loss. Primarily as a result of the foregoing, the Company had a net loss of $2,518,000 during the three months ended December 31, 2001 as compared to net income of $1,438,000 for the same period in the prior fiscal year. The Company had a total comprehensive loss of $2,668,000 during the three months ended December 31, 2001 as compared to a total comprehensive loss of $1,306,000 for the same period in the prior fiscal year.

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

Due to the significant losses experienced in the prior year, the Company has implemented a strategic plan that includes a significant amount of cost reduction, improvement to cash collection procedures, sale of assets, and business divestiture. During the prior year ended September 30, 2001, the Company reduced its current workforce and realized cost savings. The Company is also in the process of analyzing certain aspects of its business for future viability and upon conclusion of such analysis will decide to cease those which it concludes will not be profitable.

In connection with the foregoing, and as part of an effort to enhance the Company's financial performance, the Company has accelerated its cost reduction efforts. These cost reduction efforts include employee and contract labor reductions, layoffs, and salary reductions for employees, and are expected to result in savings of approximately $30.0 million (pre-tax) in the next fiscal year. Approximately 300 jobs have been eliminated. Salary reductions, effective November 16, 2001, ranged from 2% to 8% of salary, with highly compensated employees seeing the largest reductions. While many cost reduction efforts have been undertaken in the first quarter, the financial impact of those efforts is not expected to be more fully realized until the second quarter. This situation is being monitored closely.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, we had three lines of credit totaling $56,000,000; interest on these lines were at London Inter-Bank Offered Rate ("LIBOR") plus 1.50% to 2.75%; at December 31, 2001 the interest rate was 3.38% and the outstanding balances were $38,172,000. These lines of credit mature in June and July, 2002. These lines of credit have covenants restricting us from borrowing elsewhere, loaning or guaranteeing a loan of another company without the prior written consent of the bank; transferring assets except in the ordinary course of business; and declaring dividends. Other covenants mandate certain levels of net worth and working capital, and that the ratio of total liabilities to net worth, debt service ratio and current ratio do not exceed certain amounts. At December 31, 2001, and at February 11, 2002, the Company was not in compliance with the latter covenants. As a result, all long-term bank debt has been classified as a current liability.

As a result of our financial performance and condition, as well as the fact that we are not in compliance with a number of our loan covenants, this lender has required us to devise a financial plan to improve the Company's financial performance. On February 13, 2002 the Company signed a loan modification agreement with this lender, which modified slightly our borrowing formula, and, subject to certain conditions, including that there not occur any other defaults, provide for the lender to forbear exercising its remedies as a result of the existing defaults up to July 1, 2002 to permit us to seek a sale of the Company. The acceleration of the credit lines by the lender or a failure to obtain alternate financing on commercially acceptable terms could have a material adverse effect on the Company.

During the prior year, we signed a new $25,000,000 credit line (included in the totals above), which was designed for our extended service contract business for an automobile manufacturer and its dealership affiliates. We purchase and administer the loans used for consumers to purchase extended service contracts on their automobiles. This business started during the prior year and at December 31, 2001, we had borrowed $24,285,000 to fund the purchase of purchased receivables. In order to continue this business, it will be necessary to increase our line of credit for this activity. This line of credit carries similar covenants to our other lines of credit. As of December 31, 2001, and February 11, 2002, we were in default on those covenants. There can be no assurances that this lender will not accelerate the loan, or that this lender will increase the line of credit to allow us to continue in this business, and this would materially adversely affect the Company. If we are unable to increase this line of credit, or effect a securitization in a suitable time frame, we may have to discontinue this business. This business is expected to generate approximately $5 million in revenue during the current fiscal year.

There can, however, be no assurance that our lines of credit will be renewed when they mature. If we are unable to renew the lines of credit, other sources of financing would be sought, through lines of credit from another banking institution or sale of part or all of the Company.

As previously disclosed, the Company has obtained an advisor to assist it in considering alternatives to maximize shareholder value, which may include a sale of all or part of the Company. There can be no assurance that any alternative that may be considered will be available to the Company or will be realized.

Since we are a net borrower of funds, minimal cash balances are kept on hand. As a result, at any point in time, we may have more money in checks outstanding than the cash balance. When checks are presented for payment, the bank notifies us. We often borrow on our lines of credit to cover the checks.

Subject to reaching agreement with our lenders, we believe that cash flows from operations, along with borrowings, and sales of assets not used in the Company's daily operations will be sufficient to finance our activities through July 1, 2002. On a long-term basis, increased financing or sale or merger of the Company may be necessary to fund the business. We have no current plans to conduct an offering of our shares to the public in fiscal year 2002.

Stock and Stock Options Granted
This year, no shares of restricted stock were granted to employees. During the first quarter, 37,000 shares vested, the rights to which had been granted in prior years. The shares vest in three equal installments, one, two, and three years from the date of grant. We do not expect the exercise of stock options, or purchase of shares, by employees to be a material source of capital in fiscal year 2002.

INVESTMENTS

During fiscal year 1999, we invested $3.5 million in convertible preferred stock in a private placement offering of eCollege.com, a company engaged in providing technology and services that enable colleges and universities to offer an online environment for distance and off-campus virtual learning. eCollege.com sold 4.5 million shares of its common stock in an initial public offering which took place during our fiscal year 2000. As part of the offering, our investment converted into 468,808 shares of common stock. During fiscal year 2000, we also invested an additional $50,000 to acquire 4,500 shares of eCollege.com. At February 4, 2002 our investment in eCollege.com (NASDAQ - ECLG) had a fair market value of $1,387,000.

Prior to the current fiscal year, we exercised options to purchase 431,525 shares of Navidec, Inc. (NASDAQ - NVDC) for $2,450,000. Navidec is a developer of web sites and web based complete automotive purchase transaction and information services for prospective customers. In 2000, Navidec's primary product, referred to as Drive off.com, was sold to CarPoint in exchange for an equity interest in CarPoint. Subsequently, Navidec recognized an impairment of its equity investment in CarPoint, which is majority-owned by Microsoft (NASDAQ - MSFT). As a result of Navidec's performance, and condition, and believing their stock price decline to be other-than-temporary, we recognized an impairment on our investment last fiscal year. This impairment increased our net loss before income taxes during the fiscal year ended September 30, 2001 by $2,006,000, and left us with an investment balance in Navidec of $444,000. At February 4, 2002, these shares had a market value of $173,000.

The unrealized losses on the Company's investments in eCollege.com and Navidec are the primary cause of the Company's unrealized gains and losses on securities recorded during the three months ended December 31, 2001.

"CAUTIONARY STATEMENT FOR THE PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995"
Certain statements in Management Discussion and Analysis of Financial Condition and Results of Operations and certain other sections of this Report are forward-looking. These may be identified by the use of forward-looking words or phrases such as "believe," "expect," "anticipate," "should," "planned," "estimated," "goal," and "potential," among others. These forward-looking statements are based on our reasonable current expectations. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results or experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and our results include but are not limited to: (1) the complexity and uncertainty regarding the development and customer acceptance of new products and services; (2) the loss of market share through competition; (3) the introduction of competing products or service technologies by other companies; (4) pricing pressures from competitors and/or customers; (5) our inability to protect proprietary information and technology; (6)usage of advance funded services; (7) the loss of key employees and / or customers; (8) our customers continued reliance on out sourcing; (9) changes in our capital structure and cost of capital, and ability to borrow sufficient funds at reasonable rates (10) uncertainties relating to business and economic conditions; (11) management's ability to maintain proper contract and employee staffing levels; (12) value of investments of the Company; (13) our ability to convert unbilled trade accounts receivables into billed trade accounts receivables; (14) cutbacks in client budgets, project deferrals and cancellations; (15) our ability to manage our growth and profitability; and (16) timely refund of taxes previously paid.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Interest Rate Risk. Our earnings are affected by changes in short-term interest rates as a result of our revolving credit agreements, which bear interest at a floating rate. We do not use derivative or other financial instruments to mitigate the interest rate risk or for trading purposes. Risk can be estimated by measuring the impact of a near-term adverse movement of 100 basis points in short-term market interest rates. If short-term market interest rates average 100 basis points more in the next 12 months, the adverse impact on our results of operations would be approximately $252,000 net of income tax benefit. We do not anticipate any material near-term future earnings or cash flow expenses from changes in interest rates related to our long-term debt obligations as all of our long-term debt obligations have fixed rates.

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

Investment Risk for Privately Held Companies. We invest in equity instruments of privately-held companies in the internet information technology areas for business and strategic purposes. These investments are included in long-term assets, and are accounted for under the cost method or the equity method. For these non-quoted investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses on these investments when events and circumstances indicate that such assets are permanently impaired. To date, no such impairment has been recorded.

Investment Risk for Publicly Traded Companies. We are also exposed to equity price risk on our investments in publicly traded companies. Our available-for-sale securities include our equity positions in Navidec, Inc., and eCollege.com, both of which have experienced significant volatility in their stock prices since going public. We do not attempt to reduce or eliminate our market exposure on these securities. A 20% adverse change in equity price would result in an approximate $312,000 decrease in fair value in our available-for-sale securities, based upon February 4, 2002 closing market prices for Navidec and eCollege.com.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is periodically involved in routine proceedings. Except as described in the following paragraph, there are no legal matters, existing, pending, or threatened, which management presently believes could result in a material loss to the Company.

On September 21, 2001, the Company filed a class action lawsuit, on its own behalf and on behalf of a plaintiff class consisting of the Company's approximately 1,600 shareholders and optionholders, against SPX Corporation and its directors alleging that such corporation had failed to perform its obligations under an agreement and plan of merger between the Company and such corporation. The Company's suit asks that the court either require SPX Corporation to complete the proposed merger with the Company or award the Company and the plaintiff class damages. In late December 2001, the defendants in this action filed an answer denying the Company's allegations and a counterclaim alleging breach of contract and seeking recovery of damages and a termination fee of approximately $9,000,000. As this matter is in a very preliminary stage and its outcome is not presently determinable, the Company has not recorded any contingent receivable or liability related to its outcome.

Item 3. Defaults upon Senior Securities

See Part I, Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, and the disclosures contained therein as to defaults under the Company's credit facilities, which discloses are incorporated by reference herein.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

Exhibits: + signifies exhibit filed herewith

+10.1 Loan Modification Agreement dated February 13, 2002, between VSI Holdings, Inc. and Standard Federal Bank, N.A.

b. Reports on Form 8-K

On November 15, 2001 the Company filed a current report on Form 8-K dated November 14, 2001, disclosing the letter to shareholders of VSI Holdings, Inc. The shareholder letter reported on the results of VSI Holdings, Inc. fiscal year 2000 annual shareholder meeting held on October 11, 2001, certain information as to the Company's 2001 fiscal year, and an update on the Company's merger dispute with SPX Corporation.

On December 21, 2001 the Company filed a current report on Form 8-K dated December 21, 2001, disclosing VSI Holdings, Inc. preliminary 2001 fiscal year-end results and that the Company is exploring alternatives to maximize shareholder value.

SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VSI Holdings, Inc. Registrant
February 19, 2002	/S/Steve Toth, Jr. Steve Toth, Jr., Director, President and Chief Executive Officer
February 19, 2002	/S/Thomas W. Marquis Thomas W. Marquis, Director, Treasurer, Chief Accounting and Financial Officer

Exhibit Index
Exhibit Number	Description
Exhibits: + signifies exhibit filed herewith
+10.1	Loan Modification Agreement dated February 13, 2002, between VSI Holdings, Inc. and Standard Federal Bank, N.A.