Form 10-Q
period 2002-03-31
VSI HOLDINGS INC
filed 2002-05-22
CIK 354611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ______

There were 33,415,780 shares of Common Stock, par value $.01 per share, outstanding at March 31, 2002, excluding 400,250 treasury shares.

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

VSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31 2002 (Unaudited)	September 30 2001 (Audited)
ASSETS
CURRENT ASSETS
Cash	$ 2,785,000	$ 4,719,000
Trade accounts receivable:
Billed	11,550,000	25,555,000
Unbilled	-	5,674,000
Purchased receivables	33,410,000	27,012,000
Notes receivable and advances	238,000	167,000
Notes receivable - related party	563,000	-
Inventory	292,000	307,000
Accumulated costs of uncompleted programs	2,489,000	2,822,000
Deferred tax asset	5,115,000	1,574,000
Refundable federal income tax	3,597,000	5,625,000
Other current assets	1,307,000	1,239,000
Total Current Assets	61,346,000	74,694,000
PURCHASED RECEIVABLES	5,896,000	4,779,000
LONG-TERM PORTION OF NOTES RECEIVABLE - Related Parties	341,000	1,065,000
PROPERTY,PLANT AND EQUIPMENT (NET)	13,714,000	15,858,000
PROPERTY HELD FOR SALE	608,000	3,310,000
DEFERRED TAX ASSET	-	6,002,000
INVESTMENT IN AVAILABLE-FOR-SALE SECURITIES	181,000	1,885,000
INVESTMENTS	576,000	624,000
GOODWILL-NET	641,000	855,000
Total Assets	$83,303,000	$109,072,000
	=========	===========

VSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31 2002 (Unaudited)	September 30 2001 (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Current portion of long-term debt	$ 4,754,000	$ 7,102,000
Notes payable - Related party	697,000	1,644,000
Trade accounts payable	24,520,000	21,714,000
Notes payable to bank	35,209,000	51,068,000
Accrued liabilities	3,619,000	2,742,000
Advances from customers for uncompleted projects	2,545,000	7,682,000
Total Current Liabilities	71,344,000	91,952,000
LONG-TERM LIABILITIES
Notes payable - Related parties	12,119,000	11,993,000
Total Long-Term Liabilities	12,119,000	11,993,000
STOCKHOLDERS' EQUITY
Preferred stock - $1.00 par value per share, 2,000,000 shares authorized, no shares issued	-	-
Common stock - $.01 par value per share, 60,000,000 shares authorized, 33,816,000 shares issued at March 31, 2002 and September 30, 2001	338,000	338,000
Treasury stock, (at cost) 400,000 shares at March 31, 2002, and September 30, 2001	(1,856,000)	(1,856,000)
Additional paid-in capital	9,057,000	9,057,000
Accumulated Other Comprehensive Income	(336,000)	(1,473,000)
Retained Earnings	(7,363,000)	(939,000)
Total Stockholders' Equity	(160,000)	5,127,000
Total Liabilities and Stockholders' Equity	$83,303,000	$109,072,000
	===========	===========

See Notes to Consolidated Financial Statements

VSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

	Three Months Ended
	March 31 2002 (Unaudited)	March 31 2001 (Unaudited)
REVENUE	$23,774,000	$32,885,000
EXPENSES
Cost of revenue	9,304,000	15,562,000
Operating expenses	15,231,000	22,584,000
Total Expenses	24,535,000	38,146,000
OPERATING INCOME (LOSS)	(761,000)	(5,261,000)
OTHER EXPENSES
Interest income and other income and expense	89,000	324,000
Interest expense	(723,000)	(806,000)
Loss on Sale of Building	(118,000)
Loss on Sale of Stock	(2,300,000)
Total Other Expenses	(3,052,000)	(482,000)
INCOME (LOSS) - Before income taxes	(3,813,000)	(5,743,000)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	93,000	(2,195,000)
NET LOSS	$(3,906 ,000)	$ (3,548,000)
	============	===========
OTHER COMPREHENSIVE LOSS
Foreign Currency Translation Adjustment	2,000	(105,000)
Unrealized gain (loss) on Securities, Net of tax expense (benefit) of $789,000 and $(854,000) for the three months ended March 31, 2002 and 2001, respectively	1,285,000	(1,092,000)
TOTAL OTHER COMPREHENSIVE LOSS	$ 1,287,000	$ (1,197,000)
COMPREHENSIVE INCOME (LOSS)	$(2,619,000)	$ (4,745,000)

See Notes to Consolidated Financial Statements

VSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME - Continued

	Three Months Ended
	March 31 2002 (Unaudited)	March 31 2001 (Unaudited)
EARNINGS (LOSS) PER SHARE:
Basic:	$ (.12)	$ (0.11)

Fully Diluted:	$ (.12)	$ (0.11)

Weighted Average Shares Basic	33,393,000	33,393,000
Dilutive	33,393,000	33,393,000

See Notes to Consolidated Financial Statements

	Six Months Ended
	March 31 2002 (Unaudited)	March 31 2001 (Unaudited)
REVENUE	$47,055,000	$76,957,000
EXPENSES
Cost of revenue	21,347,000	32,128,000
Operating expenses	29,745,000	46,562,000
Total Expenses	51,092,000	78,690,000
OPERATING INCOME (LOSS)	(4,037,000)	(1,733,000)
OTHER EXPENSES
Interest income and other income and expense	137,000	(3,000)
Interest expense	(1,228,000)	(1,770,000)
Loss on Sale of Building	(118,000)
Loss on Sale of Stock	(2,300,000)
Total Other Expenses	(3,509,000)	(1,773,000)

INCOME (LOSS) - Before income taxes	(7,546,000)	(3,506,000)
PROVISION (BENEFIT FROM) FOR INCOME TAXES	(1,122,000)	(1,396,000)
NET (LOSS)	$ (6,424,000)	$ (2,110,000)
	============	===========
OTHER COMPREHENSIVE INCOME
Foreign Currency Translation Adjustment	(8,000)	(106,000)
Unrealized gain (loss) on Securities, Net of tax expense (benefit) of $717,000 and $(1,067,000) for the six months ended March 31, 2002 and 2001, respectively	1,145,000	(3,835,000)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	$ 1,137,000	$ (3,941,000)
COMPREHENSIVE INCOME (LOSS)	$ (5,287,000)	$ (6,051,000)

	Six Months Ended
	March 31 2001 (Unaudited)	March 31 2000 (Unaudited)
EARNINGS (LOSS) PER SHARE:
Basic:	$(0.19)	$ (0.06)

Fully Diluted:	$(0.19)	$ (0.06)

Weighted Average Shares Basic	33,234,000	33,234,000
Dilutive	33,234,000	33,234,000

See Notes to Consolidated Financial Statements

VSI HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	March 31 2002 (Unaudited)	March 31 2001 (Unaudited)
Cash Flows from Operating Activities
Net Income (Loss)	$(6,424,000)	$(2,110,000)
Adjustments to reconcile net income (loss) to Net cash from operating activities:
Depreciation and amortization	2,072,000	2,651,000
Equity in losses of unconsolidated investee	-	507,000
Deferred income taxes	(1,328,000)	(3,019,000)
Loss on Assets Available & Investments	2,418,000	-
Refundable Federal Income Tax	5,100,000	-
(Increase) decrease in assets:	(68,000)
Inventory	15,000	57,000
Trade accounts receivable	12,164,000	20,526,000
Other Current Assets	-	(3,645,000)
Accumulated costs of uncompleted programs	333,000	(2,537,000)
Increase (decrease) in liabilities:
Trade accounts payable	2,806,000	(13,499,000)
Accrued liabilities	877,000	(1,202,000)
Advances from customers for uncompleted projects	(5,137,000)	178,000
Net cash provided by (used in) operating activities	12,828,000	980,000
Cash Flows from Investing Activities
Changes notes receivable	167,000	(233,000)
Changes notes receivable Related Party	(77,000)	(298,000)
Changes property and equipment	286,000	(1,445,000)
Investment in unconsolidated investments	64,000	(556,000)
Proceeds from Sale Of Investments & Assets Avail for Sale	3,834,000	-
Net cash provided by (used in) investing activities	4,274,000	(2,522,000)
Cash Flows from Financing Activities
Changes Long Term Debt	(2,348,000)	`
Change to related party debt	(821,000)	(1,513,000)
Net borrowings Notes Payable	(15,859,000)	4,536,000
Proceeds from issuance of stock	-	88,000
Net cash provided by (used in) financing activities	(19,028,000)	2,828,000
Effect of Exchange Rate Changes on Cash	(8,000)	(106,000)
Net Change in Cash	(1,934,000)	1,180,000
Cash - Beginning of Period	4,719,000	905,000
Cash - End of Period	$2,785,000	$2,085,000
	=========	=========

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

We serve our global customers from our Bloomfield Hills, Michigan headquarters and other offices in Michigan, California, Vermont, and Canada. We have approximately 600 employees.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries, consisting of Advanced Animations, Inc., Vispac, Inc., Visual Services, Inc., eCity Studios, Inc. and PSG International, Inc. Inter-company balances and transactions have been eliminated in consolidation.

OVERVIEW

During the past twelve months, as a result of the recession and significantly lower marketing expenditures by its largest automotive customers, the Company has experienced a significant downturn in its business. As a result of this downturn, the Company has violated several restrictive covenants under its credit facilities. These events and other factors have raised substantial doubt about the Company's ability to continue as a going concern.

In February, 2002, the Company and its primary lender entered into a forbearance agreement that, among other things, modified our borrowing formula and obligates the Company to seek a sale of its businesses by July 1, 2002. In exchange, the lender has agreed to forbear from exercising its rights and remedies against the Company until not later than July 1, 2002. On April 12, 2002 the Company's primary lender notified the Company that all amounts due the primary lender will be immediately due and owing. On May 17, 2002, the lender has notified the Company that it will not renew the line of credit after July 1, 2002. The lender advised the Company that it proposed to retain certain collateral in partial satisfaction of its secured claims.

In connection with the execution of such forbearance agreement, the Company engaged a financial advisor to assist it in analyzing the viability of its various business units and the possibility of selling some or all of those units. In addition, and as contemplated by such forbearance agreement, the Company has implemented a strategic plan involving the elimination of 400 jobs, the sale of one operating facility, the liquidation of certain of its securities holdings, and the institution of changes in its operational structure that are intended to accelerate billing and cash collection. All of these actions were undertaken with the intent of reducing debt service requirements and operating expenses.

There can be no assurance that the Company will be able to continue as a going concern, or the Company will be able to obtain all financing from alternative sources sufficient to support the Company's activities. Consequently, The Company has begun an orderly liquidation of all its assets.

FINANCIAL CONDITION

Our total assets decreased from $109,072,000 at September 30, 2001 to $83,303,000 at March 31, 2002. This decrease in total assets was due primarily to a 20% decrease in our accounts receivable. Those receivables decreased $12,443,000 from $63,020,000 at September 30, 2001 to $50,577,000 at March 31, 2002.

The decrease in the Company's accounts receivable reflected a $14,005,000, or 55%, decrease in billed trade accounts receivable, a $5,674,000, or 100%, decrease in unbilled trade account receivables, and a $7,515,000, or 24%, increase in purchased receivables. See the Liquidity and Capital Resources section for details. The decrease in billed trade account receivables was primarily attributable to cyclically high billings in September 2001 that were collected in the subsequent quarter. The decrease in trade accounts receivable is attributable to lower revenue associated with the softening economy and lower marketing expenditures by the automotive industry.

Purchased receivables reflects installment payments owed by consumers on automotive extended service contracts purchased by the Company from automotive manufacturers and their dealers. Payments on these contracts are collected over a period of time, not exceeding 18 months. See the Liquidity and Capital Resources section for details.

The change in the Company's total assets also reflects a $333,000 decrease in accumulated costs of uncompleted programs. This item, which represents project start-up costs and activities, decreased as a result of an decrease in the number of projects in the start-up phase.

Refundable Federal Income Tax reflects overpayments and anticipated benefit from current year losses. We anticipate receiving approximately $7.4 million shortly in refunds of income taxes prevously paid. In October, 2001 a refund of $1.3 million was received and in March, 2002 $3.8 million was received.

Investment in Available-for-Sale Securites has decreased by $1,704,000 due to the sale of Real Education stock held as an investment. In addition, the Deferred Tax Asset has declined by $2,461,000 as direct result of that sale. The investment was sold to provide cash flow for working capital.

Property,Plant and Equipment and Property Held for Sale was decreased by $2,702,000. due to the sale of the schoolcraft land and building. The related costs and its accumulated depreciation were taken written off. The building was sold to provide cash flow for working capital.

The Company's total current liabilities decreased $20,608,000, or 22%, from $91,952,000 at September 30, 2001 to $71,344,000 at March 31, 2002. This decrease was primarily attributable to a $18,207,000 decrease in notes payable to bank that was partially offset by a $2,806,000 increase in accounts payable, and an decrease of $5,137,000 in advances from customers for uncompleted projects.

The increase in trade accounts payable is primarily associated with the current month's liability for purchases of purchased receivables from automotive manufacturers and their dealers. See the Liquidity and Capital Resources section for details. . Notes payable to bank decreased approximately $16.0 million due primarily to the collection of trade accounts receivable which were used to repay the bank lines of credit.

Total stockholder's equity decreased approximately $5.3 million from $5,127,000 at September 30, 2001 to $(106,000) at March 31, 2002. This decline was attributable to a total comprehensive loss of $6,424,000 for the six months ended March 31, 2002. Comprehensive loss includes our net loss and change in market value of available-for-sale securities.

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

Three Months Ended March 31, 2002 compared to Three Months Ended March 31, 2001

Revenues. Revenues were $23,774,000 for the three months ended March 31, 2002, compared to $32,885,000 for the same period last year. The 28% decline in revenues compared to the same period in the prior fiscal year was primarily attributable to a softening economy and the cancellation and reduction of expenditures by our automotive clients for marketing support and other services, all of which resulted in curtailments and deferrals of existing Company projects and delays in new Company projects.

Cost of Revenue. Cost of Revenue decreased from $15,562,000 in the prior year to $9,304,000. As a percentage of revenue, it decreased from 47% to 39%. This is primarily attributable to the loss of discounts and efficiencies associated with lower revenue.

Operating Expense. Our operating expenses have decreased to $15,231,000 for the three months ended March 31, 2002 from $22,584,000 in the three months ended March 31, 2001. This decrease of 33% is mainly attributable to the following factors: (1) fewer professional expenses and other costs incurred in the current period relative to the same period in the prior year; (2) wage reductions ranging from 2% to 8% of salaries; (3) fewer employees as a result of layoffs; and (4) decreased dependence on contract labor, resulting in lower labor costs.

Net Loss. Primarily as a result of the foregoing, the Company had a net loss of $3,906,000 during the three months ended March 31, 2002 as compared to net loss of $3,548,000 for the same period in the prior fiscal year. The Company had a total comprehensive loss of $2,619,000 during the three months ended March 31, 2002 as compared to a total comprehensive loss of $4,745,000 for the same period in the prior fiscal year. Of such other comprehensive income, $1,145,000 was attributable to sale of Ecollege security, net of tax expense for the purpose of cash flow to reduce debt.

Six Months Ended March 31, 2002 compared to Six Months Ended March 31, 2001

Revenues. Revenues were $47,055,000 for the six months ended March 31, 2002, compared to $76,957,000 for the same period in the prior fiscal year. As indicated above the decline reflects the impact of lower marketing expenditures by automotive clients resulting in project work deferral to offset completed work.

Operating Expense. Operating expenses decreased to $29,745,000 for the six months ended March 31, 2002 from $46,562,000 in the six months ended March 31, 2001. This decrease of 36% was primarily attributable to: (1) fewer professional expenses and other costs incurred in the current period relative to the same period in the prior year; (2) wage reductions ranging from 2% to 8% of salaries; (3) fewer employees as a result of layoffs; and (4) decreased dependence on contract labor, resulting in lower labor costs.

Net Loss. Primarily as a result of the foregoing, the Company had a net loss of $6,424,000 during the six months ended March 31, 2002 as compared to net loss of $2,110,00 for the same period in the prior fiscal year. The Company also had other comprehensive income of $1,145,000 during the six months ended March 31, 2002 as compared to other comprehensive loss of $3,835,000 for the same period in the prior fiscal year. Of such other comprehensive income, $1,145,000 was attributable to sale of Ecollege security, net of tax expense for the purpose of cash flow to provide working capital. As a result, the Company had a comprehensive income of $1,137,000 for the six months ended March 31, 2002 as compared to comprehensive loss of $6,051,000 for the same period in the prior fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, we had three lines of credit totaling $56,000,000; interest on these lines were at London Inter-Bank Offered Rate ("LIBOR") plus 1.50% to 2.75%; at March 31, 2002 the interest rate was 3.38% and the outstanding balances were $35,209,000. These lines of credit mature in June and July, 2002. These lines of credit have covenants restricting us from borrowing elsewhere, loaning or guaranteeing a loan of another company without the prior written consent of the bank; transferring assets except in the ordinary course of business; and declaring dividends. Other covenants mandate certain levels of net worth and working capital, and that the ratio of total liabilities to net worth, debt service ratio and current ratio do not exceed certain amounts. At March 31, 2002, and at May 17, 2002, the Company was not in compliance with the latter covenants. As a result, all long-term bank debt has been classified as a current liability.

In February, 2002 the Company and its primary lender entered into a forbearance agreement that, among other things, modified our borrowing formula and obligates the Company to seek a sale of its business by July 1, 2002. In exchange, the lender has agreed to forbear from exercising its rights and remedies against the Company until not later than July 1, 2002. On April 12, 2002 the Company's primary lender notified the Company that all amounts due the primary lender will be immediately due and owing. On May 17, 2002, the Lender advised the Company that it proposed to retain certain collateral in partial satisfaction of its secured claims. The lender has also notified the Company that it will not renew the line of credit after July 1, 2002.

During the prior year, we signed a $25,000,000 credit line. In February 2002 the line was increased by $1,000,000 (included in the totals above), which was designed for our extended service contract business for an automobile manufacturer and its dealership affiliates. We purchase and administer the loans used for consumers to purchase extended service contracts on their automobiles. This business started during the prior year and at March 31, 2002, we had borrowed $26,000,000 to fund the purchase of purchased receivables. In order to continue this business, it will be necessary to increase our line of credit for this activity. This line of credit carries similar covenants to our other lines of credit. As of March 31, 2002, and May 21, 2002, we were in default on those covenants. There can be no assurances that this lender will not accelerate the loan, or that this lender will increase the line of credit to allow us to continue in this business, and this would materially adversely affect the Company. If we are unable to increase this line of credit, or effect a securitization in a suitable time frame, we may have to discontinue this business.

Since we are a net borrower of funds, minimal cash balances are kept on hand. As a result, at any point in time, we may have more money in checks outstanding than the cash balance. When checks are presented for payment, the bank notifies us. We often borrow on our lines of credit to cover the checks.

There can be no assurance that the Company will be able to continue as a going concern or that the Company will be able to obtain financing from alternative sources sufficient to support the Company's activities. Consequently, the Company has begun an orderly liquidation of all its assets.

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

INVESTMENTS

During fiscal year 1999, we invested $3.5 million in convertible preferred stock in a private placement offering of eCollege.com, a company engaged in providing technology and services that enable colleges and universities to offer an online environment for distance and off-campus virtual learning. eCollege.com sold 4.5 million shares of its common stock in an initial public offering which took place during our fiscal year 2000. As part of the offering, our investment converted into 468,808 shares of common stock. During fiscal year 2000, we also invested an additional $50,000 to acquire 4,500 shares of eCollege.com. At March 7, 2002 we sold all of our investment in eCollege.com (NASDAQ - ECLG) at a loss.

Prior to the current fiscal year, we exercised options to purchase 431,525 shares of Navidec, Inc. (NASDAQ - NVDC) for $2,450,000. Navidec is a developer of web sites and web based complete automotive purchase transaction and information services for prospective customers. In 2000, Navidec's primary product, referred to as Drive off.com, was sold to CarPoint in exchange for an equity interest in CarPoint. Subsequently, Navidec recognized an impairment of its equity investment in CarPoint, which is majority-owned by Microsoft (NASDAQ - MSFT). As a result of Navidec's performance, and condition, and believing their stock price decline to be other-than-temporary, we recognized an impairment on our investment last fiscal year. This impairment increased our net loss before income taxes during the fiscal year ended September 30, 2001 by $2,006,000, and left us with an investment balance in Navidec of $444,000. At February 4, 2002, these shares had a market value of $181,000.

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

Investment Risk for Publicly Traded Companies. We are also exposed to equity price risk on our investments in publicly traded companies. Our available-for-sale securities include our equity position in Navidec, Inc. which has experienced significant volatility in their stock prices since going public. We do not attempt to reduce or eliminate our market exposure on this security. A 20% adverse change in equity price would result in an approximate $36,000 decrease in fair value in our available-for-sale securities, based upon May 17, 2002 closing market prices for Navidec.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

3. Exhibits: * signifies exhibit incorporated herein by reference

* 3.1 Articles of Incorporation of the Registrant dated April 21, 1997, together with Articles of Merger of Registrant and The Bankers Note, Inc. dated April 21, 1997, filed as Exhibit 3.1 to Form 10-K for fiscal year ended September 30, 1997.

* 3.2 By-Laws of the Registrant, amended and effective on September 12, 1997, filed as Exhibit 3.2 to Form 10-K for fiscal year ended September 30, 1997.

* 4.1 VSI Holdings, Inc. 1997 Incentive Stock Option Plan as approved at the Annual Shareholders Meeting held on April 21, 1997, filed as Exhibit 4.1 to Form 10-K for fiscal year ended September 30, 1997.

* 4.2 VSI Holdings, Inc. 1997 Non-Qualified Stock Option Plan as approved at the Annual Shareholders Meeting held on April 21, 1997, filed as Exhibit 4.2 to Form 10-K for fiscal year ended September 30, 1997.

* 4.3 The Bankers Note, Inc. Independent Director Stock Option Plan as approved at the Annual Shareholders Meeting held on June 23, 1989, filed as Exhibit 4.3 to Form 10-K for fiscal year ended September 30, 1997.

* 4.4 The Bankers Note, Inc. 1986 Incentive Stock Option Plan as approved at the Annual Shareholders Meeting held on June 16, 1986, filed as Exhibit 4.1 to Form 10-K for fiscal year ended September 30, 1996.

* 4.5 The Bankers Note, Inc. 1986 Non-Qualified Stock Option Plan as approved at the Annual Shareholders Meeting held on June 16, 1986, filed as Exhibit 4.2 to Form 10-K for fiscal year ended September 30, 1996.

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

* 10.1 Loan agreement dated July 12, 2001 between Visual Services, Inc. and Bank One, Michigan, filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2001.

* 10.2 Loan Guaranty dated July 12, 2001 between VSI Holdings, Inc. and Bank One, Michigan, filed as Exhibit 10.1 to Form 10-Q for the fiscal quarter ended December 31, 2001.

b. Reports on Form 8-K

Current Report on Form 8-K dated February 25, 2002 disclosing a press release regarding the Company's 2002 first quarter results.

On January 31, 2002 the Company filed a current report on Form 8-K dated January 30, 2002, disclosing the courts timetable for process and trail extented 90 days.

On January 17, 2002 the Company filed a current report on Form 8-K dated January 16, 2002, disclosing the court sets time-table for process and hearing of SPX Corporation lawsuit.

SIGNATURES

Pursuant to the requirement of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VSI Holdings, Inc. Registrant
May 22, 2002	/S/Steve Toth, Jr. Steve Toth, Jr., Director, President and Chief Executive Officer
May 22, 2002	/S/Thomas W. Marquis Thomas W. Marquis, Director, Treasurer, Chief Accounting and Financial Officer